Form 10-Q
period 2002-09-30
AMERICAN SEAFOODS GROUP LLC
filed 2002-11-21
CIK 1174874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 333-90436

AMERICAN SEAFOODS GROUP LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3702647
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Market Place Tower
2025 First Avenue
Suite 1200
Seattle, Washington 98121
(Address of principal executive offices)
(Zip Code)

(206) 374-1515
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐     No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Exchange Act).     Yes  ☐      No  ☒

PART I—FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2001	September 30, 2002
ASSETS
CURRENT ASSETS:
Cash	$2,273	$376
Trade accounts receivable, net of allowance of $521 and $600	34,491	33,860
Receivables from related parties	21	2,750
Inventories	29,256	49,235
Prepaid expenses	10,836	8,420
Unrealized gains on derivatives	23,189	13,823
Other	4,019	4,356

Total current assets	104,085	112,820

PROPERTY, VESSELS AND EQUIPMENT, net	254,337	223,112
OTHER ASSETS
Notes and interest receivable from related parties	252	5,922
Unrealized gains on derivatives	21,692	14,017
Cooperative rights, net of accumulated amortization of $49,988 and $52,795	89,587	85,370
Goodwill, net of accumulated amortization of $12,539	33,021	33,021
Fishing rights agreements, net of accumulated amortization of $2,495 and $2,975	4,490	4,010
Deferred financing costs, net of accumulated amortization of $3,038 and $2,184	6,382	32,624
Other	3,001	3,187

Total other assets	158,425	178,151

Total assets	$516,847	$514,083

LIABILITIES AND MEMBERS’ INTEREST
CURRENT LIABILITIES:
Current portion of long-term debt	$35,802	$15,183
Current portion of debt payable to related parties	1,350	552
Accounts payable and accrued expenses	24,964	49,579
Payables to related parties	4,936	281
Unrealized losses on derivatives	589	38

Total current liabilities	67,641	65,633

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	177,389	489,574
Notes payable to related party plus accrued interest, net of discounts	105,724	—
Non-cash equity-based compensation liability	1,933	11,299
Other obligations with related party	4,884	4,638
Unrealized losses on derivatives	2,119	2,990

Total long-term liabilities	292,049	508,501

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	2,270	—
MEMBERS’ INTEREST (DEFICIT):
Members’ interest (deficit)	123,818	(63,301)
Other accumulated comprehensive income	31,069	3,250

Total members’ interest (deficit)	154,887	(60,051)

Total liabilities and members’ interest (deficit)	$516,847	$514,083

The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
SEAFOOD SALES	$51,942	$72,732	$250,450	$250,222
REVENUES—RELATED PARTIES	218	139	678	376
OTHER	1,701	(19)	1,876	637

Total revenue	53,861	72,852	253,004	251,235
COST OF SALES, including depreciation of $4,452, $4,859, $22,370 and $20,171	23,586	34,138	128,941	125,340
COST OF SALES—RELATED PARTIES	9,629	8,205	19,956	18,111

Gross profit	20,646	30,509	104,107	107,784
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, EXCLUDING EQUITY-BASED COMPENSATION	13,442	13,317	39,650	38,015
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES—RELATED PARTIES	(32)	110	43	412
EQUITY-BASED COMPENSATION	192	5,369	1,287	19,891
AMORTIZATION OF COOPERATIVE RIGHTS, INTANGIBLES AND GOODWILL AND DEPRECIATION OF OTHER ASSETS	9,522	1,648	28,565	4,986

Operating profit (loss)	(2,478)	10,065	34,562	44,480

OTHER INCOME (EXPENSE):
Interest expense, net	(4,770)	(10,270)	(16,150)	(22,963)
Related party interest expense, net	(3,755)	(630)	(10,812)	(4,786)
Foreign exchange gains, net	5,614	9,377	15,657	15,948
Loss from debt repayment and related writeoffs	—	—	—	(15,711)
Other	201	(396)	77	(788)

Total other income (expense)	(2,710)	(1,919)	(11,228)	(28,300)

Income (loss) before income taxes	(5,188)	8,146	23,334	16,180
INCOME TAX PROVISION (BENEFIT)	—	7	(1)	48

Income (loss) from continuing operations	(5,188)	8,139	23,335	16,132

DISCONTINUED OPERATIONS	—	—	—	(445)

Net income (loss)	$(5,188)	$8,139	$23,335	$15,687

The accompanying notes are an integral part of these statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30, 2001	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,335	$15,687
Adjustments to reconcile net income to net cash provided by operating activities
Loss from discontinued operations	—	445
Depreciation and amortization	50,935	25,157
Unrealized foreign exchange (gains)/losses, net	(12,023)	(11,443)
Amortization of deferred financing costs	1,216	2,736
Amortization of debt discounts	649	485
Interest accrued to related parties	9,403	—
Equity-based compensation	1,287	19,891
Loss from debt repayment and related writeoffs	—	15,711
Other	148	(70)
Change in operating assets and liabilities, net of distribution of Pacific Longline LLC in 2002
Trade accounts receivable, net	(7,626)	(1,987)
Net receivables and payables from related parties	36	(12,663)
Inventories	(12,036)	(16,654)
Prepaid expenses and other current assets	(5,434)	1,804
Other assets	(761)	(669)
Accounts payable and accrued expenses	9,619	26,100

Net cash flows from operating activities	58,749	64,530

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, vessels and equipment	(6,159)	(5,184)
Advances to Pacific Longline Company LLC before purchase	(1,381)	—
Purchase of interest in Pacific Longline Company LLC	(3,648)	—
Loans to related party	423	(5,671)
Other	(126)	(90)

Net cash flows from investing activities	(10,891)	(10,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	495,000
Principal payments on long-term debt	(37,342)	(318,630)
Net borrowings (repayments) on revolving debt	(3,500)	3,500
Financing fees and costs	(72)	(34,856)
Distributions to parent related to recapitalization	—	(187,279)
Other distributions to parent	(10,167)	(13,071)

Net cash flows from financing activities	(51,081)	(55,336)
Net cash flows from discontinued operations	—	(146)

Net decrease in cash	(3,223)	(1,897)
CASH AT BEGINNING OF PERIOD	4,370	2,273

CASH AT END OF PERIOD	$1,147	$376

The accompanying notes are an integral part of these statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of American Seafoods Group LLC (ASG) and its subsidiaries (together with ASG, the Company) believes necessary for fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

These unaudited condensed consolidated financial statements include the accounts of ASG, its wholly-owned subsidiaries American Seafoods Company LLC, American Seafoods International LLC, The Hadley Group LLC, American Seafoods Processing LLC, New Bedford Seafoods LLC, American Seafoods Company Japan Ltd., American Challenger LLC, American Dynasty LLC, American Triumph LLC, Northern Eagle LLC, Northern Hawk LLC, Northern Jaeger LLC, Ocean Rover LLC, and Katie Ann LLC. Each of these subsidiaries is a guarantor of the subordinated notes issued on April 18, 2002 (see Note 8), with the exception of one foreign subsidiary, American Seafoods Company Japan Ltd., which is a minor subsidiary.

ASG has no independent assets or operations, the guarantees are full and unconditional and joint and several, any subsidiaries other than the subsidiary guarantors are minor, and there are no significant restrictions on the ability of ASG or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.

ASG owned a controlling and majority interest in Pacific Longline Company LLC (PLC) until April 18, 2002 when it was distributed to American Seafoods Holdings LLC (Holdings), the parent of ASG. PLC has been presented in the 2002 financial statements as a discontinued operation. Its operations were immaterial to the 2001 financial statements.

The results of operations for the three and nine months ended September 30, 2001 and 2002 are not necessarily indicative of the results of operations expected for the complete fiscal year or any other period. The unaudited condensed financial statements included herein should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in our registration statement filed with the Securities and Exchange Commission on Form S-4.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates impacting the financial statements include the estimated fair values of the assets and liabilities at acquisition, the amortization life of cooperative rights, and the effectiveness of hedges against risks of foreign currency, interest and fuel price changes.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New accounting pronouncements

At the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets. In accordance with Statement 142, the Company no longer amortizes goodwill over an estimated useful life. Rather, the Company assesses goodwill for impairment by applying a fair value based test at least annually. The Company has performed the fair value based assessment of goodwill as of the beginning of fiscal 2002. Based upon this assessment, management believes goodwill was not impaired upon the implementation of this standard. Statement 142 also requires separate recognition for certain acquired intangible assets that will continue to be amortized over their useful lives.

At the beginning of fiscal 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and eliminates the exception to consolidation of a subsidiary for which control is likely to be temporary. Statement 144 supersedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Implementation of Statement 144 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement revised the criteria for the classification of gains and losses from extinguishments of debt as an extraordinary item. Management has reviewed these criteria and determined that the loss from debt repayment and related writeoffs does not meet the criteria to be classified as an extraordinary item. The Company is not required to adopt SFAS No. 145 until January 2003. However, the Company elected to early adopt SFAS No. 145, as encouraged by the provisions of that statement during the second quarter of 2002. Implementation of statement 145 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement 143 will be effective for the Company beginning January 1, 2003. The provisions of this statement are not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 will supersede accounting guidance previously provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002. The provisions of this statement are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Inventories

Inventories at September 30, 2002 consisted of the following (in thousands):

Fish blocks and surimi	$39,096
Finished seafood products	9,651
Breading, batter and packaging	488

$49,235

Note 3. Intangibles

In 2001, the FASB issued SFAS No. 141, Business Combinations (effective July 1, 2001) and SFAS No. 142, Goodwill and Other Intangible Assets (effective for the Company on January 1, 2002). SFAS No. 141 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company determined that there was no impairment of its recorded goodwill or intangible assets as of the adoption of SFAS No.142. During the nine months ended September 30, 2002, there were no events or changes in circumstances indicating that the carrying amount of any depreciable or amortizable asset may not be recoverable, or indicating that the carrying amount of goodwill might exceed its implied fair value.

During the first quarter of 2002, the Company completed its required analysis of other intangible assets and concluded that all such assets have determinable lives and that the estimated remaining life of cooperative rights and fishing rights is appropriate.

Cooperative Rights

An identifiable intangible asset, cooperative rights, was recorded at its estimated fair value of $138.2 million in connection with the acquisition in January 2000 of American Seafoods Company, which at the time was the operating company, by American Seafoods, L.P. (ASLP), which is currently the Company’s ultimate parent. For the nine-months ended September 30, 2001, the cooperative rights intangible asset was amortized on a straight-line basis over 59 months, which was the remaining life of the Pollock Conservation Cooperative Agreement at that time. Beginning in November 2001, as a result of changes to the American Fisheries Act (AFA), the Company changed the life of the cooperative rights to 23.2 years, which matched the average remaining lives of the vessels, as the AFA specifies vessels to which the cooperative rights apply. Amortization of cooperative rights was approximately $7.0 million and $1.0 million for the three months ended September 30, 2001 and 2002, respectively, and approximately $21.0 million and $2.9 million for the nine months ended September 30, 2001 and 2002, respectively. Amortization for each of the next five years is expected to be approximately $3.8 million per year.

Goodwill

The excess of the purchase price over the tangible net assets and identifiable intangible assets was allocated to goodwill in the amount of $45.6 million. For the three months and nine months ended September 30, 2001, amortization of goodwill was $1.6 million and $4.9 million, respectively. Beginning January 1, 2002, the Company ceased the amortization of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. If the change had been retroactively applied to the prior year period, the adjusted net income would have

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been increased by $1.6 million to a loss of $3.6 million for the three months ended September 30, 2001 and increased by $4.9 million, to $28.2 million, for the nine months ended September 30, 2001.

Fishing Rights Lease Agreement

On January 28, 2000, the Company entered into a Fishing Rights Lease Agreement with Rebecca Ann Fisheries, Inc., or Rebecca Ann, a subsidiary of Norway Seafoods, pursuant to which Rebecca Ann leased the Company its right to harvest the entire portion of the total allowable catch allocated to it under the Pollock Conservation Cooperative program. Norway Seafoods held partnership units in ASLP and a warrant to purchase additional units, but sold these units on October 4, 2002 (see Note 11 for further discussion). The Company is obligated under the agreement to make annual payments in the amount of $1.35 million. The Company also has the option to purchase Rebecca Ann’s fishing rights for $850,000 upon expiration of this agreement on December 31, 2008. This obligation has been recorded as a liability at January 28, 2000 of $7.0 million, which equaled its net present value using an interest rate of 15% as specified in the agreement. The obligation has been accreted to related party interest expense in the amount of $0.2 million and $0.3 million for the three months ended September 30, 2001 and 2002, respectively, and $0.7 million and $0.8 million for the nine months ended September 30, 2001 and 2002, respectively. The present value of the obligation at September 30, 2002 was $5.2 million. Accretion to related party interest expense for each of the next five years is expected to be approximately $1.1 million per year.

The fishing rights have been recorded as an intangible asset at their fair value as of January 28, 2000 and have been amortized over the same period as the cooperative fishing rights as described above. Amortization expense was $0.2 million for each of the three months ended September 30, 2001 and 2002, and $0.9 million and $0.5 million for the nine months ended September 30, 2001 and 2002, respectively. Amortization for each of the next five years is expected to be $0.6 million per year.

Note 4. Derivative Instruments

The Company has a significant amount of Japanese yen denominated sales; therefore, its earnings, cash flows and financial position are exposed to foreign currency risk from yen-denominated sales transactions. The Company attempts to minimize foreign currency risk by using foreign currency foreign exchange contracts to hedge the variability of future cash flows associated with Japanese yen denominated sales. These contracts are arranged so that the Company sells Japanese yen to the counterparty at a fixed exchange rate and receives U.S. dollars in return. It is the Company’s risk management policy to hedge 80% of its forecasted yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36, and 35% over months 37 to 48.

As of September 30, 2002, the Company had open foreign exchange contracts which are formally designated as cash flow hedges, maturing through October 30, 2006 with total notional amounts of $452.5 million, including $170 million subject to extension agreements. Included in these total notional amounts were contracts with a related party with notional amounts of $132.5 million including $70.0 million subject to an extension agreement. These related party contracts were with Aker RGI ASA (Aker), which, at September 30, 2002, was a limited partner in ASLP, the Company’s ultimate parent.

In connection with these foreign currency forward exchange contracts, as of September 30, 2002, the Company also had agreements to extend foreign exchange agreements that expire between March 2004 and December 2005, and March 2006 and December 2007. These extension agreements would become binding and effective only if the spot price falls to a rate below a pre-specified level (the trigger price) on or before December 2003 or December 2005, respectively. If the spot rate does not reach the trigger price on or before December 2003 or December 2005, respectively, then neither the Company nor the counterparty shall have any right or obligation with respect to any of these extension agreements. The trigger price for

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each of these extension agreements is 99.00 JPY per USD and the notional amounts of these extension agreements are $100.0 million. The Company also had an agreement to extend foreign exchange agreements with a related party that expire between October 2003 and August 2005 that have similar terms as the ones described above. The trigger price is 94.00 JPY per USD and the notional amounts are $70.0 million and the trigger date is July 28, 2003.

The net unrealized gain recognized in earnings on foreign exchange contracts designated as cash flow hedges represents the amount of the change in fair value of these contracts arising from the hedge ineffectiveness. Hedge ineffectiveness is determined by the change in the time value component of the contracts. The net unrealized gains recognized in earnings for the three months ended September 30, 2001 and 2002 were approximately $5.0 million and $9.4 million, respectively, and for the nine months ended September 30, 2001 and 2002 were $14.8 million and $15.9 million, respectively, which are included in the Company’s statements of operations as a component of foreign exchange gains. Realized gains (losses) for the three months ended September 30, 2001 and 2002 were $0.4 million and $0.2 million, respectively, and for the nine months ended September 30, 2001 and 2002 were $2.1 million and ($0.3) million, respectively, related to settled contracts. During the three months ended September 30, 2001 and 2002, approximately $0.3 million and ($0.1) million, respectively, of net foreign currency transaction gains (losses) were included as a component of foreign exchange gains and for the nine months ended September 30, 2001 and 2002, approximately ($1.2) million and $0.3 million, respectively, of net foreign currency transaction gains (losses) were included as a component of foreign exchange gains.

The unrealized gains and losses resulting from the change in spot rates, or the effective portion, are recognized in accumulated other comprehensive income. These gains and losses are recognized in revenues when the forecasted sales occur. The estimated net amount of existing gains as of September 30, 2002 that are expected to be reclassified into earnings within the next 12 months is approximately $6.0 million. Unrealized gains recorded into revenues for the three months ended September 30, 2001 and 2002 were $1.0 million and $0.9 million, respectively, and for the nine months ended September 30, 2001 and 2002, $5.6 million and $13.0 million, respectively, were recorded into revenues.

As of September 30, 2002, the Company had barrier options, which are formally designated as cash flow hedges, to enter into foreign exchange contracts with a related party with a notional amount of $55.0 million. These contracts can be exercised at the Company’s election or alternatively must be exercised if the spot rate reaches a pre-specified level (trigger price) of 94.00 JPY per USD on or before July 29, 2003. The options, if exercised, provide that the Company receives USD in exchange for JPY. The exercise dates are between October 2003 and July 2005. At September 30, 2002, an unrealized gain of $5.8 million related to these options was included in other comprehensive income.

The Company also had the following derivative instruments at September 30, 2002:

•
Variable-to-fixed interest rate swap agreements whereby the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount of $36.0 million. The objective of the swap agreements is to hedge the variability of future cash flows associated with changes in variable interest rates. As of September 30, 2002, the Company has swap agreements maturing through March 15, 2003. The fair value of these instruments at September 30, 2002 was, in the aggregate, ($0.7) million.

•
In addition to interest rate swaps, the Company has interest rate caps with notional amounts of $29.5 million and $72.5 million maturing in 2003 and 2005, respectively. The cap rates are 9.0% and 5.0%, respectively, and the variable rate is the U.S. dollar three month LIBOR rate. The fair value of these instruments at September 30, 2002 was, in the aggregate, $0.4 million.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
Fuel hedges are entered into whereby the Company pays a fixed price per gallon and receives a floating price per gallon with the payments being calculated on a notional gallon amount of 503,000 gallons per month over the term of the contracts through October 31, 2003. The objective of the swap agreements is to hedge the variability of future fuel prices. These instruments are considered to be substantially fully effective and therefore, substantially all unrealized gains and losses are recognized as a component of other comprehensive income. Unrealized gains and losses relating to the ineffective portion of the hedge were not material. The fair value of these instruments was immaterial to the consolidated financial statements of the Company at September 30, 2002.

On April 18, 2002, the underlying debt instruments associated with interest rate swaps and caps were repaid by the Company. At the date of the debt repayment, the Company had an unrealized loss of $1.0 million as a component of accumulated other comprehensive income as the swaps and caps were considered to be fully effective. Concurrent with the debt repayment, the $1.0 million was charged to loss from debt repayment and related writeoffs on the statement of operations, and the swaps and caps were redesignated as cash flow hedges of the interest payments due on the debt instruments that were issued on April 18, 2002. These instruments are considered to be substantially fully effective and therefore, substantially all unrealized gains and losses are recognized as a component of other comprehensive income. Unrealized gains and losses relating to the ineffective portion of the hedge were not material.

Note 5. Commitments and Contingencies

We are party to fixed obligation agreements with Community Development Quota (CDQ) groups, of which two represent affiliates of our equity holders, pursuant to which we have an exclusive license to harvest and process a portion of the total allowable catch of pollock allocated to them under the Alaska Community Development Quota program. Pursuant to these agreements, we paid affiliates of our equity holders $4.9 million in 2000 and $10.9 million in 2001 based on tons harvested. Under these agreements, we are obligated to make minimum purchases over the next one to three years, which will be based on the total allowable catch for each year. Based on the 2002 total allowable catch, we expect the total minimum purchases to be approximately $13.5 million in 2002, $17.4 million in 2003, and $13.5 million in each of 2004 and 2005.

The Company is a party to several lawsuits involving employment matters. A class action suit was brought by a number of vessel crew members who allege that their employment contracts were not valid for the 2000 pollock A season. During 2001, the Company received a judgment against it in the amount of $1.6 million related to this matter. The Company accrued for the amount management estimates the Company may have to pay relating to this matter in 2001.

In October 2001, a complaint was filed in the United States District Court for the Western District of Washington and the Superior Court of Washington for King County. An amended complaint was filed in both courts in January 2002. The amended complaint was filed against the Company by a former vessel crew member on behalf of himself and a class of over 500 seamen, although neither the United States District Court nor the Superior Court have certified this action as a class action. In June 2002, the complaint filed in the Superior Court was voluntarily dismissed by the plaintiffs. The complaint filed alleges that the Company breached its contract with the plaintiff by underestimating the value of the catch in computing the plaintiff’s wages. The plaintiff demanded an accounting of his crew shares pursuant to federal statutory law. In addition, the plaintiff requested relief under a Washington statute that would render the Company liable for twice the amount of wages withheld, as well as judgment against the Company for compensatory and exemplary damages, plus interest, attorneys’ fees and costs, among other things. The plaintiff also alleged that the Company fraudulently concealed the underestimation of product values, thereby preventing the discovery of the plaintiff’s cause of action. This litigation is in a preliminary

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stage and its ultimate outcome is uncertain. The Company has denied the allegations made and intends to vigorously defend the claims.

In August 2000, some of the Company’s fishing vessels were investigated by the National Marine Fisheries Service for fishing in closed areas. The Company has entered into an agreement in principle whereby the Company would pay a negotiated amount in exchange for settlement of all matters related to this investigation. Management estimates the final settlement of this matter will not be material to the Company’s consolidated financial position, results of operations or cash flows.

Other lawsuits relate principally to employment matters and are not expected to be material to the Company’s consolidated financial position, results of operations or cash flows.

Note 6. Partnership Unit Option Plan

Certain employees of the Company participate in the ASLP partnership unit option plan. All of the outstanding options were granted in the period from January 28, 2000 to December 31, 2000. The weighted-average exercise price of the outstanding options was $100 per unit and the weighted-average grant-date fair value was $27 per unit. As a result of options under the plan being accounted for as variable awards, the Company recognized compensation expense of approximately $1.3 million and $0.9 million in the nine months ended September 30, 2001 and 2002, respectively. As the Company will ultimately pay ASLP for this item the compensation expense has been recorded as an accrued long term liability.

On April 18, 2002, in connection with the Recapitalization (see Note 8), the Company made changes in the terms of the options held by certain employees of the Company to acquire partnership units in ASLP. The changes to the terms of the options impacted the Series A, B, C and D options. The Series A options were repriced to $83.55 per partnership unit through the date of the Recapitalization and to $50.00 per partnership unit after the Recapitalization. The vesting of the Series A options was changed to 37.5% immediately prior to the Recapitalization, 12.5% upon the third anniversary of the original option grant and 16.67% per year thereafter. The Series B options were repriced to $83.55 per partnership unit, 90% of the options vested immediately prior to the Recapitalization and 10% of the options were cancelled. The Series C and D options were repriced to $0.01 per partnership unit. The Company also agreed to grant new Series E performance-based options that will vest only if certain EBITDA targets are met. However, no Series E options have been granted as of September 30, 2002. The third quarter of 2002 equity-based compensation charge resulting from these changes was $0.2 million and all outstanding options are treated as variable awards. In addition, a portion of the Series C and D options vested upon a sale of the ownership interests of certain partners in August 2002. The third quarter of 2002 equity-based compensation charge resulting from the vesting of the Series C and D options was $5.2 million.

On July 2, 2002, the Company loaned $6 million to its chief executive officer to purchase ownership interests in ASLP and Holdings from a selling partner at the same price per unit paid by other purchasing partners. The loan bears an initial interest rate of 5.25% with a requirement to reset the rate at the prime rate plus one-half percent per annum on January 1, April 1, July 1 and October 1 of each year that the loan is outstanding. Payments on the loan are required to be made from the net proceeds of any and all dividends and distributions with respect to the chief executive officer’s interests in the Company, interests in connection with a public liquidity event or exercise of any management option, whether currently owned or subsequently purchased, and 25% of the gross amount of any annual bonus paid. The underlying loan is recourse to the assets of the chief executive officer, except that the recourse provision is eliminated if the value of the underlying security becomes greater than four times the loan balance, and all of the chief executive officer’s ownership interests in ASLP and Holdings is pledged as collateral for the loan. As of September 30, 2002, approximately $0.2 million of related party interest income had been recorded pursuant to this loan.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Comprehensive Income

Comprehensive income (loss) includes net income as well as a component comprised of certain gains and losses that under generally accepted accounting principles are reflected in members’ interest but are excluded from the determination of net income. The Company has segregated the total accumulated other comprehensive income (specifically, accumulated unrealized gains and losses on derivative instruments designated as hedges and foreign currency translation adjustments) from the other components of members’ interest in the accompanying unaudited condensed consolidated balance sheet.

Comprehensive income for the nine months ended September 30, 2001 and 2002, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002
Net income	($5,188)	$8,139	$23,335	$15,687
Other comprehensive income:
Unrealized gains (losses) on derivative instruments designated as hedges	(9,629)	3,477	(4,450)	(27,840)
Translation adjustment	(4)	(1)	(7)	21

Comprehensive income (loss)	($14,820)	$11,617	$18,878	($12,132)

Note 8. Recapitalization

On April 18, 2002, the Company completed an offering of subordinated notes in the amount of $175.0 million as part of its recapitalization (the Recapitalization). Concurrently with the offering of the subordinated notes, the Company entered into a new senior credit facility in the amount of $395.0 million including a $75.0 million revolving credit facility. The total amount borrowed was $500.9 million. The proceeds of the Recapitalization were used to:

•	repay all outstanding debt under the Company’s existing revolving credit and term loan agreement, which totaled $187.2 million;

•	make a distribution of $62.3 million to ASC, Inc. to repay all amounts outstanding on a senior subordinated promissory note due to Norway Seafoods;

•	pay related fees and expenses, which totaled $31.6 million;

•	distribute the remainder of the proceeds to American Seafoods Consolidated LLC, which in turn distributed these funds to Holdings. Holdings used these funds to:

•	repay all amounts outstanding on a senior subordinated promissory note due to Norway Seafoods, which totaled $56.1 million; and

•	make a distribution of $163.7 million to the members of Holdings.

In addition, the Company distributed to its equityholders cash on hand at the time of the Recapitalization. The aggregate amount distributed to the Company’s equityholders was approximately

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$203.8 million, including $5.7 million of financing fees paid to a related party out of the distribution and payments for equity-based compensation of $10.8 million.

At the time of repayment of the debt, the Company had unamortized debt discounts and deferred financing costs of $14.7 million. As a result of the repayment, these amounts were charged to loss from debt repayment and related writeoffs on the income statement.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement revised the criteria for the classification of gains and losses from extinguishment of debt as an extraordinary item. Management has reviewed these criteria and determined that the loss from debt repayment and related writeoffs does not meet the criteria to be classified as an extraordinary item. The Company is not required to adopt SFAS No. 145 until January 2003. However, the Company has elected to adopt SFAS No. 145 early as encouraged by the provisions of that statement.

Note 9. Discontinued Operations

On April 18, 2002, in connection with the Recapitalization, the Company distributed its 60% interest in PLC to its parent company (Holdings). As of September 30, 2002, none of the assets or liabilities of PLC were reflected in the Company’s consolidated balance sheet. There was no gain or loss recognized on the distribution as the book value approximated fair value at the distribution date. For the nine months ended September 30, 2002, the amount shown on the income statement reflected as a loss from discontinued operations was $0.4 million. For the period from January 1, 2002 to the date of its distribution, PLC had revenues of $0.5 million and costs of$1.3 million. Since the amounts for the 2001 period were not material, the 2001 financial statements have not been changed to reflect PLC as a discontinued operation. On April 18, 2002, the net assets of PLC that were distributed were $2.4 million.

Note 10. Long-Term Debt

On April 18, 2002, the Company entered into a credit agreement (the Credit Agreement) with a syndicate group of banks (Bank). The Credit Agreement provides for a revolving loan commitment of $75.0 million with a subfacility for letters of credit of up to $30.0 million. There was a total of $15.5 million outstanding on the revolving credit facility at September 30, 2002. The interest on the revolver may be determined on a rate which is calculated using LIBOR (eurodollar rate) or the higher of the Bank prime rate and the federal funds effective rate plus .50% per annum (base rate) basis at the Company’s option, plus a margin determined by results of financial covenant ratios. The margins range from 2.25% to 3.00% for eurodollar loans and 1.25% to 2.00% for base rate loans. The Credit Agreement also provides for a commitment fee of 0.5% to 0.375% of the unused portion of the revolving commitment, depending on the results of financial covenant ratios. At September 30, 2002 the interest rate was 6.75%.

The Credit Agreement also provides for a long-term facility, which includes a $90.0 million term loan (Term A). Term A is payable in quarterly principal installments of $3.0 million through March 2003, $3.3 million from June 2003 through March 2004, $4.0 million from June 2004 to March 2005, $4.5 million from June 2005 through March 2006, $5.5 million from June 2006 through March 2007 and $6.0 million from June 2007 through the final payment on September 30, 2007. Interest may be determined on a eurodollar rate or the base rate basis at the Company’s option, plus a margin determined by results of financial covenant ratios. The margins range from 2.25% to 3.00% for eurodollar loans and 1.25% to 2.00% for base rate loans. At September 30, 2002 the interest rate was 4.86%.

The long-term facility also includes a $230.0 million term loan (Term B) which is payable in quarterly principal installments of $0.8 million through March 2003, $0.6 million from June 2003 through

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 2007, $6.5 million from December 2007 through March 2008, $7.5 million from June 2008 through December 2008 and a final payment of $181.8 million at maturity on March 31, 2009. Interest may be determined on a eurodollar rate or the base rate basis at the Company’s option, plus a margin of 3.25% for eurodollar loans or 2.25% for base rate loans. At September 30, 2002 the interest rate was 5.11%.

The Credit Agreement is secured by substantially all assets of the Company, including intangible assets. There are also various covenants requiring mandatory prepayments of the loans with net cash proceeds of certain asset sales, certain casualty or condemnation events, certain debt and equity offerings and a portion of excess cash flow calculated annually. Financial covenants include limitations on the Company’s debt leverage ratio, interest coverage ratio and fixed charge coverage ratio.

Additionally, the Company issued and sold $175.0 million of senior subordinated notes on April 18, 2002. These notes mature in 2010 and the interest rate is fixed at 10.125%.

Note 11. Subsequent Events

On October 4, 2002, three investment funds managed by affiliates of Wasserstein & Co. purchased from Holdings 20,247,084 redeemable preferred equity units in Holdings for a price of $1 per unit and a note with a face amount of $4.3 million for a price of $3.8 million, and purchased from ASLP warrants to purchase 36,279 units for a price of $3.3 million. Proceeds from the sale were used by ASLP to redeem 44,828 partnership units and a warrant to purchase 106,875 partnership units, which were held by affiliates of Norway Seafoods. The notes will become due and Holdings will be required to redeem the preferred equity units on October 15, 2010, or in whole or in part upon the occurrence of certain other triggering events including a change in control of the Company or the receipt by Holdings of dividends or distributions from its subsidiaries, which include the Company and PLC. Prior to October 15, 2010 or the occurrence of a triggering event, no cash payments are required. The base rate of return on the preferred equity units is 12.5%, the base interest rate on the note is 12.5% and the agreements provide for additional interest resulting from the debt discount. The amounts due are subject to adjustment based on the timing of repayment, events of default, if any, and certain other matters. The Company has not guaranteed the performance of the preferred equity unit redemption obligation or the note obligation, and none of the Company’s assets are pledged or provide security for these obligations. Holdings and ASLP may be dependent on the Company’s cash flows to perform on obligations resulting from the preferred equity units and the note.

On October 28, 2002, Holdings loaned approximately $0.7 million to certain members of management of the Company to purchase ownership interests in ASLP from a selling partner. The loan bears an initial interest rate of 5.25% with a requirement to reset the rate at the prime rate plus one-half percent per annum on January 1, April 1, July 1 and October 1 of each year that the loan is outstanding. Payments on the loan are required to be made from the net proceeds of any and all dividends and distributions with respect to the purchaser’s interests in the Company, interests in connection with a public liquidity event or exercise of any management option whether currently owned or subsequently purchased, and 25% to 30% of the gross amount of any annual bonus paid or payable. The underlying loan is full recourse to the assets of the purchasers, except that the recourse provision is eliminated if the value of the underlying security becomes greater than four times the loan balance, and all of the purchasers’ ownership interest in ASLP is pledged as collateral for the loan.

On November 21, 2002, the Company entered into an agreement to purchase substantially all of the assets of a fish processing and distribution business that would complement and augment our existing production and distribution capacity. The agreement is subject to additional due diligence and negotiation. If we are successful in negotiating and completing this transaction, we would expect to finance the acquisition with additional indebtedness. Any such transaction would require the consent of lenders under our senior credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements can include words like “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar expressions. Forward-looking statements include, but are not limited to, statements concerning: future results of operations; future capital expenditures; environmental conditions and regulations; plans or intentions relating to acquisitions; our competitive strengths and weaknesses; future financing needs; our business strategy; general economic conditions; trends that we anticipate in the industries and economies in which we operate; proposed new products, services or developments; and any assumptions underlying the foregoing. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties. For further discussion refer to “Risk Factors” of our Form S-4 (Securities and Exchange Commission File Number 333-90436), which was declared effective on October 15, 2002.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation to revise or update, any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

We are one of the largest integrated seafood companies in the United States. We catch, or harvest, several species of fish; process our catch into a variety of finished fish products, both on board our sophisticated catcher-processor vessels and at our East Coast value added processing facilities; and market our products to a diverse group of customers in North America, Asia and Europe. We primarily harvest pollock, which is the world’s highest volume groundfish harvested for human consumption and which accounted for approximately 85% of our 2001 catch by volume from our vessels and approximately 88% of our year to date catch by volume from our vessels through the first nine months of 2002. We anticipate that pollock will account for approximately 80-90% of our annual catch by volume from our vessels for 2003. We also harvest and process other species of groundfish, including Pacific whiting (also known as hake), Pacific cod and yellowfin sole. We maintain a global marketing network through our U.S., Japanese and European offices and have developed long-term relationships with a domestic and international customer base.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim condensed financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Foreign exchange contracts. We record gains and losses on foreign currency derivatives following Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Foreign exchange contracts are used to hedge the variability of future cash flows associated with Japanese yen denominated sales due to changes in foreign currency exchange rates. The ineffectiveness of the derivative financial instruments is measured by the change in time value and gains or losses resulting from the ineffective portion of the hedge are recognized currently in earnings. The unrealized gains and losses resulting from the effective portion of the hedge are recorded in other comprehensive income. These gains and losses are recognized in revenues when the forecasted sales have occurred.

Acquisition and pushdown accounting. On January 28, 2000, American Seafoods, L.P., our ultimate parent company, acquired us in a business combination accounted for as a purchase. Accordingly, all of our assets and liabilities were recorded at their estimated fair market values as of the date of the acquisition.

To the extent that any of the debt issued in connection with the acquisition is assumed by us, was repaid with the proceeds of the Recapitalization, which we refer to as the Recapitalization, or was guaranteed or secured by our assets, the debt and the related interest expense and debt issuance costs have been recorded in our financial statements. The goodwill resulting from the purchase has also been recorded in our financial statements. In addition, expenses incurred by our parent have been recorded in our financial statements to the extent that such expenses related to or benefited our operations.

Cooperative rights. An identifiable intangible asset, cooperative rights, was recorded at its estimated fair value of $138.2 million in connection with the acquisition on January 28, 2000 of American Seafoods Company, which at the time was our operating company, by American Seafoods, L.P., which is currently our ultimate parent company. This estimated fair value was determined using a discounted cash flow analysis by comparing the expected discounted cash flows under the cooperative system to the expected discounted cash flows under the former Olympic style system, which means that any vessel licensed to operate in the fishery may harvest as much fish as possible until the fishery’s aggregate seasonal quota allocation has been reached.

From January 2000 to October 2001, the cooperative rights intangible asset was amortized on a straight-line basis over 59 months, which was the remaining life of the Pollock Conservation Cooperative Agreement. Beginning in November 2001, as a result of changes to the American Fisheries Act, we changed the life of our cooperative rights to 23.2 years, which matched the average remaining lives of the vessels, as the American Fisheries Act specifies vessels to which the cooperative rights apply.

Vessel maintenance. A significant portion of our operations is related to our vessels. On January 28, 2000, the purchase of our vessels was part of the total acquisition. Our vessels were recorded at their fair market values based on appraisals we obtained, with approximately 60% categorized as vessel equipment and machinery with an estimated useful life of seven years and approximately 40% as vessel hull with an estimated useful life of twenty-five years. We depreciate these assets on a straight-line basis over their estimated useful lives.

We incur expenses to repair and maintain our vessels. Repairs and ordinary maintenance are expensed as incurred. Significant additions and improvements are capitalized. As a condition to maintaining our Det Norske Veritas class certification, the highest vessel certification in the industry, the vessels must undergo scheduled major shipyard maintenance at intervals of three to five years. As a part of this scheduled maintenance, we may also have major vessel components overhauled. The costs for this major shipyard maintenance are capitalized and charged to operations on a pro-rata basis during the period through the next scheduled major shipyard maintenance.

Segment information. We operate in one principal business segment, harvesting and processing seafood products. The processing of these seafood products occurs both on our vessels while at sea and at our facilities in New Bedford, Massachusetts. Substantially all of the seafood products produced and sold are supported by the same executive management team and share common customer and distribution functions. We do not allocate indirect expenses, including amortization of intangibles and interest expense, to any product lines or reporting segments. Accordingly, we do not maintain separate comprehensive profit and loss accounts for these product lines. In the opinion of our management, all product lines that exceed 10% of revenues, net income and total assets possess similar economic characteristics and meet the aggregation criteria described in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Inflation

We do not expect inflation to have a significant impact on our business, financial condition or results of operations. Historically, we generally have been able to offset the impact of inflation through a combination of productivity improvements and price increases.

Revenues and Expenses

Revenues. Our revenues are primarily driven by the following factors:

•	the volume of pollock harvested annually by our catcher-processors;

•	the quantity of finished product we are able to produce (impacted by the flesh and roe recovery rates);

•	the prevailing market prices for the pollock products we sell, such as roe, surimi and fillet block;

•	the yen-dollar exchange rate; and

•	product volume for our value added processing operations.

Harvest volumes. Under the regulatory system governing the U.S. Bering Sea pollock fishery, we know with a high degree of certainty each December the volume of pollock that we will be able to harvest in the coming year. In addition to the portion of the directed pollock catch allocated to us under the Pollock Conservation Cooperative Agreement, we historically have purchased additional pollock quota from other industry participants up to the 17.5% limit of the directed pollock catch. We supplemented our harvest in 2000, 2001, and 2002 by purchasing 15.3%, 28.0%, and 28.0%, respectively, of the community development quota from Alaska Community Development Groups. Purchases from Alaska Community Development Groups do not count against the 17.5% limitation.

Recovery rates. Increases in flesh and roe recovery rates, which represent the percentage of finished product produced from a whole fish, result in higher finished product volumes. Flesh recovery rate means the percentage of the weight of at-sea processed products, other than fishmeal and roe, relative to the weight of fish harvested. Roe recovery rate means the percentage of the weight of at-sea processed roe, relative to the weight of fish harvested. Our flesh recovery rates improved from 17.1% in 1997 to 24.5% in 2001 due primarily to the platform upgrades that we have made to our vessels, as well as the impact of the formation of the Pollock Conservation Cooperative. Our flesh recovery rates during the A season of 2002 decreased to 22.2% from 24.4% during the A season of 2001, largely due to an earlier spawn of the fish in 2002. Our flesh recovery rates during the B season to date in 2002 was comparable to the same B season period in 2001.

Market prices. Market prices are mainly a function of the aggregate supply of pollock products produced in any given year as well as the anticipated inventory carry over for that year. The supply is determined primarily by the U.S. and Russian pollock harvest levels. Because we control a significant portion of the U.S. pollock harvest, we have the ability to guarantee large customers access to specific quantities of pollock products during a season, which has supported our ability to achieve advantageous pricing. Additionally, market prices are influenced by customers’ expectations of the relative quantities of surimi and block products produced between the U.S. and Russian pollock fisheries. With our flexible factory platforms, we have the ability to maximize the value per ton harvested by shifting production to the most optimal product mix to meet demand at any point in time. A significant portion of our capital spending over the past several years has been devoted to enhancing the flexibility of our vessel processing platforms to provide them with this production flexibility.

Exchange rate effects. Because we sell large quantities of roe, surimi and block products to Japanese customers, a significant portion of our revenue is denominated in Japanese yen. This means that we are at risk that any increase or decrease in the value of the yen relative to the dollar would increase or reduce, respectively, the amount of dollar revenues we record on the sales of our products in Japan. In order to mitigate the potentially adverse effect of fluctuations in the yen to U.S. dollar spot exchange rate, we enter into forward currency contracts. It is our risk management policy to hedge approximately 80% of our forecasted yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36, and 35% over months 37 to 48.

Value Added Processing Product Volume. Our value added processing operations are comprised of our frozen cutting and breading/battering operations. The key performance driver for our value added processing operations is the volume of production.

Expenses. The operating cost structure of the harvesting operations are comprised of four main cost categories:

•	variable costs driven by revenue or product volume, such as crew compensation, quota purchases, product freight and storage, marketing commissions and packaging and additives;

•	vessel-related depreciation;

•
fixed costs that we believe are likely to be incurred whether or not the vessel is deployed, such as insurance, repair and maintenance, nets and gear supplies, moorage, equipment rental, crew travel and general supplies; and

•	daily operating costs driven by vessel operating days, such as fuel, galley supplies, observers and technicians.

Excluding depreciation expense, crew compensation represents the largest operating cost for the vessel operations and is a variable cost, structured to reward each crew based upon the production value achieved by their vessel. Quota purchase costs, the second largest operating cost excluding depreciation expense, are calculated as an amount per ton harvested and are incurred when we purchase quota amounts from our Alaska Community Development Group partners, catcher vessel owners and other third party fishery participants. Product freight is incurred when we transport the product to either our customer or a cold storage facility. Storage costs are incurred for product entering a cold storage facility.

For the nine months ended September 30, 2002, excluding depreciation of $20.2 million, approximately 10% of our total harvesting operating costs were fixed in that we believe that we would incur them even if a vessel were inactive for the season. As a result of our relatively low fixed harvesting cost base, we have the ability to manage our cost structure by matching vessel harvesting capacity with the available harvest amount for any given season.

Our other main expenses include general administrative expenses, amortization of cooperative rights, amortization of other intangible assets, depreciation of other assets and interest expense.

We have two valuation accounts recorded on our balance sheet. The allowance for doubtful accounts balance was approximately $0.5 million at December 31, 2001 and $0.6 million at September 30, 2002. Total bad debt write offs for the nine months periods ended September 30, 2001 and September 30, 2002 were less than $0.1 million. We also had an allowance of $0.9 and $1.5 million recorded at December 31, 2001 and September 30, 2002, respectively, that represented our estimate of 50% of receivables due from one of our insurance providers, which filed for bankruptcy in March 2001. $0.6 million and $0.9 million of this allowance was recorded in the nine months ended September 30, 2002 and year ended December 31, 2001, respectively.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues. Revenues for the three months ended September 30, 2002 increased $19.0 million, or 35.3%, to $72.9 million from $53.9 million for the three months ended September 30, 2001. This increase was primarily attributable to the timing of product deliveries and higher surimi and pin bone out, or PBO, block pricing combined with a 6% higher total allowable catch in 2002, partially offset by lower trade sales from one of our wholly-owned subsidiaries, The Hadley Group LLC. Hadley Group purchases frozen fish products and re-sells them into the U.S., Canadian and European markets. The price of surimi and PBO block products achieved during the period increased 24% and 22%, respectively, over prices achieved in the comparable period of the prior year. Hadley Group trade sales decreased by $4.5 million, or 57.7%, due to product supply constraints globally. We believe that these same global supply constraints influenced the increased pricing for our PBO block products. Pollock production increased during the three months ended September 30, 2001 compared to the same period in 2002 largely due to the 6% increase in the 2002 total allowable catch for U.S. Bering Sea pollock fishery and an earlier start to our B season harvest. Other revenues decreased from approximately $1.7 million for the three months ended September 30, 2001 to approximately $0.0 for the three months ended September 30, 2002 due to receipt of a one-time relief payment for economic losses we incurred as a result of the closure of certain fishing areas to us in 2001.

Cost of Sales. Cost of sales includes operating costs such as crew and factory personnel compensation, fish purchases, vessel fuel, raw material purchases, packaging, insurance and other operating related expenses and depreciation applicable to assets used in operations. Cost of sales for the three months ended September 30, 2002 increased $9.1 million, or 27.5%, to $42.3 million from $33.2 million for the three months ended September 30, 2001, due primarily to the increased sales volume as discussed above. Gross profit for the three months ended September 30, 2002 increased $9.9 million, or 47.8%, to $30.5 million from $20.6 million for the three months ended September 30, 2001, while gross margins as a percent of sales increased to 41.9% from 38.3%. This increase in gross margin percentage was largely due to a change in the mix of sales resulting from the decline in Hadley Group trade sales discussed above. These trade sales contributed margins of 5% to 10%, thereby diluting the margins more heavily in the 2001 period as compared to the 2002 period. Also contributing to the higher gross margin percentage was the higher pricing achieved for our surimi and PBO block products.

Selling, General and Administrative Expenses. Selling costs include product freight, storage and marketing costs. General and administrative expenses include our employee compensation and benefits, equity-based compensation, rent expense, professional fees, association dues and other expenses, such as business development, office equipment and supplies. For the three months ended September 30, 2002, selling, general and administrative expenses increased $5.2 million, or 38.2%, to $18.8 million from $13.6 million for the three months ended September 30, 2001. This increase was principally due to certain equity-based compensation charges totaling $5.4 million during the three months ended September 30, 2002 primarily related to the vesting of certain return on investment based options in connection with the sale by Centre Partners of a portion of its beneficial ownership interest in us to Bernt O. Bodal, our Chairman and Chief Executive Officer, and to Coastal Villages, one of our current securityholders, on July 2, 2002 and August 1, 2002, respectively. Selling, general and administrative costs, excluding equity-based compensation, as a percent of sales for the three months ended September 30, 2002 decreased to 18.4% from 24.9% for the three months ended September 30, 2001. This decrease was largely due to the relatively fixed cost components within selling, general and administration expense interacting with the increased sales discussed above. We do not expect equity-based compensation charges from outstanding options to be material on an ongoing basis unless there is a substantial change in the underlying value of the equity units.

Amortization of Cooperative Rights, Intangibles and Goodwill and Depreciation of Other Assets. Amortization includes the amortization related to the cooperative rights and, during the 2001 period, to the goodwill recorded in connection with the January 28, 2000 acquisition. Amortization and depreciation of office related assets for the three months ended September 30, 2002 decreased $7.9 million, or 82.7%, to $1.6 million from $9.5 million for the three months ended September 30, 2001. This decrease was primarily due to the extension of the estimated useful life of the cooperative rights, an intangible asset representing our allocation rights as a member of the Pollock Conservation Cooperative. From January 28, 2000 to October 31, 2001, the cooperative rights were amortized on a straight-line basis over 59 months, which was the remaining life of the Pollock Conservation Cooperative agreement. Beginning in November 2001, as a result of changes to the American Fisheries Act, we changed the amortizable life of the cooperative rights to 23.2 years, which matched the average remaining depreciable lives of our vessels. Amortization of cooperative rights was $7.0 million in the three months ended September 30, 2001 and $1.0 million in the three months ended September 30, 2002. Also contributing to this decrease was a change in accounting for the amortization of goodwill. Beginning January 1, 2002, we ceased the amortization of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Interest Expense, Net (Including Related Party Interest). Net interest expense includes interest incurred related to our revolving facility, bank debt and subordinated notes. Net interest expense for the three months ended September 30, 2002 increased $2.4 million, or 27.9%, to $10.9 million from $8.5 million for the three months ended September 30, 2001. The increase in net interest expense was mainly attributable to higher debt levels as a result of the Recapitalization, partially offset by lower variable interest rates in 2002.

Foreign Exchange (Losses) Gains, Net. Net foreign exchange gain is attributable to the ineffective, or time value portion of financial derivatives designated as hedges, and to financial derivatives not designated as hedges. For the three-months ended September 30, 2002, the net foreign exchange gain increased $3.8 million, or 67.0%, to $9.4 million from $5.6 million for the comparable period in 2001.

This increase was primarily attributable to unrealized gains recognized during the quarter related to the ineffective, or time value, portion of our financial derivatives designated as hedges.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues. Revenues for the nine months ended September 30, 2002 decreased $1.8 million, or 0.7%, to $251.2 million from $253.0 million for the nine months ended September 30, 2001. This decrease was primarily attributable to lower roe pricing during the A season and lower trade sales from the Hadley Group. This decrease was offset partially by higher prices achieved for our PBO block and surimi products. The price of roe per kilogram achieved during our A season decreased 341 Japanese yen, or 15.2%, to 1,906 Japanese yen from 2,247 Japanese yen in the prior year period. Hadley Group trade sales decreased by $13.6 million, or 55.9%, due to product supply constraints globally. We believe that these same global supply constraints influenced the increased pricing for our PBO block products. Pollock production increased during the nine months ended September 30, 2002 compared to the same period in 2001 due to a 6% increase in the 2002 total allowable catch for U.S. Bering Sea pollock fishery and an earlier start to our B season harvest. This increase was largely offset by lower roe recovery rates of approximately 6%. Pricing for pollock roe declined by approximately 15%, while surimi and PBO block pricing increased by approximately 26% and 20%, respectively, between the two periods. Other revenues decreased from approximately $1.7 million for the nine months ended September 30, 2001 to approximately $0.0 for the nine months ended September 30, 2002 due to receipt of a one-time relief payment for economic losses we incurred as a result of the closure of certain fishing areas to us in 2001.

Cost of Sales. Cost of sales includes operating costs such as crew and factory personnel compensation, fish purchases, vessel fuel, raw material purchases, packaging, insurance and other operating related expenses and depreciation applicable to assets used in operations. Cost of sales for the nine months ended September 30, 2002 decreased $5.4 million, or 3.7%, to $143.5 million from $148.9 million for the nine months ended September 30, 2001. Gross profit for the nine months ended September 30, 2002 increased $3.7 million, or 3.5%, to $107.8 million from $104.1 million for the nine months ended September 30, 2001, while gross margins increased to 42.9% from 41.1%. This increase in gross margin percentage was largely due to a change in the mix of sales resulting from the decline in Hadley Group trade sales discussed above. These trade sales contributed margins of 5% to 7%, thereby diluting the margins more heavily in the 2001 period as compared to the 2002 period. Also contributing to the higher gross margin percentage was the lower pricing achieved on our roe products largely offset by higher pricing achieved for our surimi and PBO block products.

Selling, General and Administrative Expenses. Selling costs include product freight, storage and marketing costs. General and administrative expenses include our employee compensation and benefits, equity-based compensation, rent expense, professional fees, association dues and other expenses, such as business development, office equipment and supplies. For the nine months ended September 30, 2002, selling, general and administrative expenses increased $17.3 million, or 42.3%, to $58.3 million from $41.0 million for the nine months ended September 30, 2001. These increases were largely due to non-cash equity-based compensation charges of $19.9 million for the nine months of 2002, primarily related to the Recapitalization and to the vesting of return on investment based options in connection with the sale by Centre Partners of part of its beneficial ownership interest in us. This sale by Centre Partners was to Bernt O. Bodal, our Chairman and Chief Executive Officer, and to Coastal Villages, one of our current securityholders, on July 2, 2002 and August 1, 2002, respectively. Selling, general and administrative costs, excluding equity-based compensation expenses, as a percent of sales for the nine months ended September 30, 2002 decreased to 15.2% from 15.7% for the nine months ended September 30, 2001. This decline as a percent of sales was largely due to lower product delivery costs resulting from more cost effective planning and execution. We do not expect equity-based compensation charges from outstanding options to be material on an ongoing basis unless there is a substantial change in the underlying value of the equity units.

Amortization of Cooperative Rights, Intangibles and Goodwill and Depreciation of Other Assets. Amortization includes the amortization related to the cooperative rights and, during the 2001 period, to the goodwill recorded in connection with the January 28, 2000 acquisition. Amortization and depreciation of office related assets for the nine months ended September 30, 2002 decreased $23.6 million, or 82.5%, to $5.0 million from $28.6 million for the nine months ended September 30, 2001. This decrease was primarily due to the extension of the estimated useful life of the cooperative rights, an intangible asset representing our allocation rights as a member of the Pollock Conservation Cooperative. From January 28, 2000 to October 31, 2001, the cooperative rights were amortized on a straight-line basis over 59 months, which was the remaining life of the Pollock Conservation Cooperative agreement. Beginning in November 2001, as a result of changes to the American Fisheries Act, we changed the amortizable life of the cooperative rights to 23.2 years, which matched the average remaining depreciable lives of our vessels. Amortization of cooperative rights was $21.0 million in the nine months ended September 30, 2001 and $2.9 million in the nine months ended September 30, 2002. Also contributing to this decrease was a change in accounting for the amortization of goodwill. Beginning January 1, 2002, we ceased the amortization of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Interest Expense, Net (Including Related Party Interest). Net interest expense includes interest incurred related to our revolving facility, bank debt and subordinated notes. Net interest expense for the nine months ended September 30, 2002 increased $0.7 million, or 2.9%, to $27.7 million from $27.0 million for the nine months ended September 30, 2001. The increase in net interest expense was mainly attributable to higher debt levels as a result of the Recapitalization, partially offset by lower variable interest rates in 2002.

Foreign Exchange (Losses) Gains, Net. Net foreign exchange gain is attributable to the ineffective, or time value, portion of financial derivatives designated as hedges, and to financial derivatives not designed as hedges, for the nine months ended September 30, 2002 increased by $0.3 million, or 1.9%, to $15.9 million from $15.7 million. This increase was primarily attributable to unrealized gains recognized during the quarter related to the ineffective, or time value, portion of our financial derivatives designated as hedges.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital, consisting primarily of receivables, inventories, pre-paid expenses, payables and accrued expenses; capital expenditures; and debt service. We fund our liquidity needs primarily with cash generated from operations and, to the extent necessary, through borrowings under the credit facility that we entered into as part of the Recapitalization. As of September 30, 2002, we had $15.5 million outstanding under our existing revolving credit facility, which is included in our financial statements as part of our long term debt.

Our short-term and long-term liquidity needs arise primarily from: interest expense, which is expected to be between $35.0 million and $50. million in both 2002 and 2003; scheduled principal repayments on debt, which are expected to be approximately $9.0 million in 2002, $16.6 million in 2003, $19.0 million in 2004, $21.2 million in 2005, $24.7 million in 2006 and $237.0 million thereafter; capital expenditures, which are expected to be between $6.0 million and $10.0 million in both 2002 and 2003; potential acquisitions; and working capital requirements as may be needed to support business growth.

We had $13.8 million of adjusted working capital, excluding unrealized gains and losses on derivatives, at December 31, 2001 as compared to $33.4 million at September 30, 2002. The $19.6 million increase in adjusted working capital was due principally to an increase in inventories and a decrease in the current portion of long-term debt, partially offset by an increase in trade payables.

Cash flow from operating activities was $58.7 million and $64.5 million for the nine months ended September 30, 2001 and 2002, respectively. The increase in cash provided by operating activities from the 2001 period to the 2002 period was due principally to non-cash adjustments partially offset by working capital changes, consisting primarily of an increase in related party receivables and inventories, partially offset by an increase in accounts payable and accrued expenses.

Cash used in investing activities was $10.9 million in each of the nine months ended September 30, 2001 and 2002, respectively. Investing activities during the nine months ended September 30, 2002 consisted principally of capital expenditures, and a loan to our Chief Executive Officer.

Cash used in financing activities was $51.1 million and $55.3 million for the nine months ended September 30, 2001 and 2002, respectively. During the nine months ended September 30, 2001 and 2002, our cash flows from financing activities were primarily comprised of borrowings and repayments of long-term and revolving debt and distributions to our parent. On April 18, 2002, we repaid all of our existing senior debt and seller notes in the amount of $305.6 million in connection with the Recapitalization. We entered into new credit facilities in the amount of $395 million, which includes two term loans for $320 million and a revolving credit line of $75 million, and issued subordinated notes of $175 million. The total amount borrowed on the term loans and subordinated notes was $495 million, of which $5.7 million had been paid down at September 30, 2002. There was $15.5 million outstanding under our revolving credit facility at September 30, 2002. Net payments of long-term and revolving debt were $40.8 million for the nine months ended September 30, 2001. We repaid our debt as required by our loan agreements and to reduce our interest cost and improve our leverage ratio as cash was available from our operating activities.

We had $0.4 million of cash and cash equivalents at September 30, 2002. We believe that this cash, the cash we expect to generate from operations, and borrowing capabilities under our senior credit facility will be sufficient to meet our liquidity requirements in the foreseeable future.

Acquisitions

On November 21, 2002, the Company entered into an agreement to purchase substantially all of the assets of Southern Pride Catfish Company, Inc., a fish processing and distribution business that would complement and augment our existing production and distribution capacity. We anticipate that the purchase price of this acquisition will be approximately $40.0 million plus certain assumed liabilities. The agreement and potential purchase price are subject to additional due diligence and negotiation. If we are successful in negotiating and completing this transaction, we would expect to finance the acquisition with additional indebtedness. Any such transaction would require the consent of lenders under our senior credit facility.

Covenant Restrictions

The senior credit facility imposes restrictions on our ability to make capital expenditures. Additionally, the senior credit facility and the indenture governing the subordinated notes limit our ability to incur additional indebtedness. Such restrictions could limit our ability to respond to certain market conditions, meet our capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants in the senior credit facility also, among other things, restrict our ability and the ability of our subsidiaries to dispose of assets, incur indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, make restricted payments, create liens, make investments, make acquisitions, change the nature of our business, engage in mergers and consolidations, enter into sale and leaseback transactions, make capital expenditures or engage in certain transactions with affiliates. The indenture governing our subordinated notes also imposes similar restrictions on the operation of our business.

Capital Expenditures

The majority of our capital expenditures relate to our catcher-processor fleet and include items such as fishing gear, improvements to vessel factory processing equipment and major scheduled shipyard maintenance. Capital expenditures have been funded from cash flows from operations and borrowings under our credit facility. Major scheduled shipyard maintenance costs relate principally to our periodic overhauls and replacements performed generally on a three-year cycle. These costs are capitalized and depreciated over the period through the next scheduled major scheduled shipyard maintenance.

We estimate that we will have capital expenditure requirements in the range of approximately $6.0 million to $10.0 million per year for the next five years. This level of anticipated capital expenditures is primarily due to our capital expenditure cycle where our initial investment in the vessel asset is significant and is typically followed by additional expenditures made to upgrade the factory platform. From 1996 through 1999, we made significant capital expenditures for vessel factory conversions and improvements to and maintenance on the factory platforms throughout our fleet. Our vessel platform modifications included state-of-the-art technological improvements, and we do not believe that any significant further expenditures are currently required to improve the level of performance of our at-sea processing operations. As a result, we are currently in a proactive general maintenance phase and do not currently anticipate undertaking significant capital spending on platform factory upgrades. For the three months ended September 30, 2001 and 2002, we incurred capital expenditures of $1.6 million and $0.5 million, respectively, and for the nine months ended September 30, 2001 and 2002, we made capital expenditures of $6.3 million and $5.2 million, respectively.

In addition to capital expenditures, we spent $1.1 million and $1.5 million on vessel maintenance which was expensed during the three months ended September 30, 2002 and 2001, respectively, and $6.5 million and $6.6 million which was expensed during the nine months ended September 30, 2002 and 2001, respectively.

Our Indebtedness

Old Senior Credit Facility. In connection with our acquisition by Centre Partners in January 28, 2000, we entered into a revolving credit and term loan agreement with a syndicate of lenders, the administrative agent of which was Bank of America, N.A. This agreement provided for $250.0 million in term loans ($175.0 million Term A and $75.0 million Term B) and $60.0 million in revolving credit. In connection with the Recapitalization, we repaid all indebtedness under our old senior credit facility.

New Senior Credit Facility. In connection with the Recapitalization, we entered into a senior credit agreement with a syndicate of banks, the administrative agent of which is Bank of America, N.A. Our credit agreement consists of a $75.0 million revolving credit facility with an initial $5.9 million drawn at closing, and $320.0 million in term loans ($90.0 million Term A and $230.0 million Term B). Our obligations under the credit facility are secured by substantially all our assets. The agreement subjects us to various restrictive covenants, including limitations on our ability to prepay indebtedness (including our subordinated notes), incur additional indebtedness, and requirements that we maintain specified financial ratios, such as maximum total leverage, minimum interest coverage and minimum fixed charge coverage.

The credit facility includes the following financial covenants:

The consolidated debt to EBITDA leverage ratio as of the last day of any fiscal quarter will not be greater than the applicable ratio specified below:

Test Period	Consolidated Debt to EBITDA Leverage Ratio
April 18, 2002—June 30, 2003	4.75 to 1.0
July 1, 2003—June 30, 2004	4.50 to 1.0
July 1, 2004—June 30, 2005	4.25 to 1.0
July 1, 2005—June 30, 2006	3.75 to 1.0
Thereafter	3.25 to 1.0

The consolidated EBITDA to interest expense ratio for any period of four consecutive fiscal quarters ending on the last day of any fiscal quarter will not be less than the applicable ratio specified below:

Test Period	Consolidated EBITDA to Interest Expense Ratio
April 18, 2002—December 31, 2002	2.00 to 1.0
January 1, 2003—December 31, 2003	2.10 to 1.0
January 1, 2004—December 31, 2004	2.25 to 1.0
January 1, 2005—December 31, 2005	2.50 to 1.0
Thereafter	2.75 to 1.0

The fixed charge coverage ratio for any period of four consecutive fiscal quarters ending on the last day of any fiscal quarter will not be less than the applicable ratio specified below:

Test Period	Fixed Charge Coverage Ratio
April 18, 2002—December 31, 2005	1.30 to 1.0
Thereafter	1.10 to 1.0

As of September 30, 2002, the Company was in compliance with all financial covenants under the senior credit facility. Our ability to comply in future periods with the financial covenants in the credit facility will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control, and will be substantially dependent on the selling prices for our products and our ability to successfully implement our overall business strategies.

Subordinated Seller Notes. In connection with our acquisition by Centre Partners in January 28, 2000, ASC, Inc. and American Seafoods Holdings LLC each issued a note to the seller, Norway Seafoods, each of which was pushed down to our financial statements. These notes were in the principal amounts of $50.0 million and $45.0 million, respectively, and bore interest at the rate of 10% per annum, increasing to 12% to the extent interest was not paid in cash. Any interest not paid in cash was added to the principal amounts of the notes. No cash interest was paid on these notes in 2000 or 2001. The notes were scheduled to mature on January 28, 2010. In connection with the Recapitalization, we repaid these notes plus related accrued interest.

New Notes. On April 18, 2002, we completed a private offering of $175.0 million principal amount of 10 1/8% Senior Subordinated Notes due 2010, which we refer to as the old notes. A registration statement under the Securities Act registering senior subordinated notes, which we refer to as the new notes, which are identical in all material respects to the old notes, became effective on October 15, 2002. On November 20, 2002, we completed our exchange offer of the old notes for the new notes. All of the old notes were exchanged for new notes. The indenture, dated as of April 18, 2002, among us, the guarantors and Wells Fargo Bank Minnesota, National Association, as trustee, contains provisions that define the rights under the new notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Pricing

The sale of pollock roe is our highest margin business. The price of pollock roe is heavily influenced by the size and condition of roe skeins, color and freshness and the maturity of the fish caught. In addition, pollock roe prices are influenced by anticipated Russian and U.S. production and Japanese inventory carryover, as pollock roe is consumed almost exclusively in Japan. A decline in the quality of the pollock roe that we harvest or in Japanese demand could cause a decline in the market price of pollock roe, which would reduce our margins and revenues. Average roe prices per kilogram were 1,865 yen, 2,856 yen, and 2,240 yen for the years ended 1999, 2000, and 2001, respectively.

Foreign Currency, Interest Rate and Commodity Hedging

We are exposed to cash flow and earnings market risk from certain changes in the yen foreign currency exchange rate, interest rates and diesel fuel prices. To mitigate the risk related to these factors, we utilize forward currency contracts and derivative commodity instruments, principally futures contracts. As of September 30, 2002, we had open foreign exchange contracts maturing through October 30, 2006 with total notional amounts of $282.5 million, of which notional amounts of $62.5 million represented contracts with a related party, Aker, the parent of Norway Seafoods. Prior to the acquisition of our business by Centre Partners in January 28, 2000, Aker had entered into a currency forward transaction with Sparebanken NOR and a forward transaction with Den norske Bank ASA. On January 28, 2000, in connection with the acquisition by Centre Partners, Aker entered into an agreement with us whereby Aker is obligated to pay us all amounts less a nominal fee that Aker receives from Sparebanken NOR or Den norske Bank ASA, and we are obligated to pay Aker all amounts that Aker must pay to Sparebanken NOR or Den norske Bank ASA. Aker also had, as of December 31, 2001, exercisable foreign currency options with Sparebanken NOR with total notional amounts of $55.0 million relating to the period October 31, 2003 through July 29, 2005. Pursuant to the January 28, 2000 agreement, Aker is obligated to pay us all amounts less a nominal fee that Aker receives from Sparebanken NOR and we are obligated to pay Aker all amounts that Aker must pay to Sparebanken NOR. These options will become forward foreign currency exchange contracts at our election or in the event that the dollar-yen spot exchange rate is at or below 94.00 Japanese yen per one U.S. dollar at any time before July 29, 2003.

In connection with our foreign exchange contracts, we also have extension agreements to enter into two additional sets of foreign exchange contracts that expire between March 2004 and December 2005, and March 2006 and December 2007. These extension agreements would become binding and effective only if the spot price falls to a rate below a pre-specified level (the trigger price) on or before December 2003 or December 2005, respectively. If the spot rate does not reach the trigger price on or before December 2003 or December 2005, respectively, then we have no right or obligation with respect to any of these extension agreements. The trigger price for these extension agreements is 99.00 Japanese yen per one U.S. dollar and the notional amounts for each of these extension agreements is $50.0 million. The extension agreements, if exercised, provide that we receive US dollars in exchange for Japanese yen. We also have extension agreements to enter into additional foreign exchange contracts with Aker that expire between October 2003 and August 2005 that have similar terms as the ones described above. The trigger price is 94.00 Japanese yen per one U.S. dollar, the notional amounts are $70.0 million and the trigger end date is July 28, 2003.

At December 31, 2001, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts, which were staggered over a rolling 36-month timeframe, to changes in exchange rates. A hypothetical adverse yen exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in a potential loss in fair value of these contracts of approximately $25.6 million. All such losses on these forward foreign exchange contracts would have been substantially offset by gains on the related underlying Japanese yen sales transactions that we have hedged.

Fuel hedges are entered into whereby we pay a fixed price per gallon and receive a floating price per gallon with the payments being calculated on a notional gallon amount of approximately 75% of our next 12 month estimated fuel usage and approximately 55% of months 13 through 24 estimated fuel usage over the term of the contracts through October 31, 2003. The objective of the swap agreements is to hedge the variability of future fuel prices. These instruments are considered to be substantially fully effective and, therefore, substantially all unrealized gains and losses at year-end are recognized as a component of other comprehensive income.

Interest Rates

Our senior credit facility requires us to hedge the interest rate on a portion of the outstanding senior debt to convert such debt to fixed-rate debt. We are required to enter into hedging transactions such that no less than 50% of the aggregate principal amount of the term loans and the senior subordinated notes is effectively fixed rate debt until April 18, 2005.

We use various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps. We have variable-to-fixed interest rate swap agreements whereby we pay a fixed rate and receive a floating rate with the interest payments being calculated on a notional amount of $36.0 million through March 13, 2003. The objective of the swap agreements is to hedge the variability of future cash flows associated with changes in variable interest rates. Gains and losses are recognized in earnings at the interest payment dates throughout the year.

In addition to interest rate swaps, we have an interest rate cap with a notional amount of $29.5 million in 2002 and 2003, respectively. The cap rate is 9.0% and the variable rate is the U.S. dollar three month LIBOR. We also have an interest rate cap with a notional amount of $72.5 million in 2002 through 2005. The cap rate is 5.0% and the variable rate is the U.S. dollar three month LIBOR. The fair value of these instruments was $0.4 million at September 30, 2002.

In addition to the interest hedges applicable to our senior debt, interest on our senior subordinated notes has a fixed rate. Approximately 63% of our total debt effectively has a fixed rate as of September 30, 2002. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant.

Item 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q, have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 15d-14(c).

(b)
Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their most recent evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On April 27, 2000, an action was filed in the United States District Court for the Western District of Washington against us by two of our former vessel crew members alleging that we breached the terms of their crew member agreements, resulting in the underpayment of the individuals’ crew shares for the 2000 “A” season. The plaintiffs also claimed that we had violated certain federal requirements that entitle them to be paid the highest rate of wages paid to similarly rated crew members aboard other vessels. On October 11, 2000, the action was certified as a class action, with the plaintiff class consisting of all of the crew members on all of our vessels during the 2000 “A” season. The plaintiffs’ claim requested damages of approximately $23 million.

On January 8, 2002, the District Court ruled in favor of the plaintiffs on one of their four specific claims after finding they had proved that we diluted each individual’s crew share by dividing each individual share by a number that was larger than the number of shares assigned to the whole crew, thereby depriving the crew members of their full wages. The court awarded damages in the aggregate amount of approximately $1.6 million and attorneys’ fees and expenses in an aggregate amount to be determined. We have accrued for the amount we estimate that we may have to pay relating to this matter in 2001. The plaintiffs have requested attorneys’ fees of approximately $0.6 million (on April 29, 2002, the court awarded approximately $0.4 million in attorneys’ fees and expenses, and approximately an additional $0.1 million to be paid out of the plaintiffs’ award at no additional cost to us). The court further found that our underpayment of crew shares was not willful. The court also found that we did not estimate roe prices in good faith for the third fishing trip of each vessel in the 2000 “A” season. The court did not award the plaintiffs any damages with respect to this finding because we had paid the crew members a bonus amount in excess of any damages that resulted from the roe price estimates. The plaintiffs have filed a Notice of Appeal in connection with one of the three claims that the court rejected. The appealed claim alleges that the crew contracts did not comply with the provisions of the applicable statutes which govern the form and content of crew member contracts. We have filed a separate Notice of Appeal with respect both to the grant of attorneys’ fees and the award of damages against us.

On October 19, 2001, a complaint was filed in the United States District Court for the Western District of Washington and the Superior Court of Washington for King County. An amended complaint was filed in both courts on January 15, 2002. The amended complaint was filed against us by a former vessel crew member on behalf of himself and a class of over 500 seamen, although neither the United States District Court nor the Superior Court have certified this action as a class action. On June 13, 2002, the complaint filed in the Superior Court was voluntarily dismissed by the plaintiffs. The complaint filed alleges that we breached our contract with the plaintiff by underestimating the value of the catch in computing the plaintiff’s wages. The plaintiff demanded an accounting of his crew shares pursuant to federal statutory law. In addition, the plaintiff requested relief under a Washington statute that would render us liable for twice the amount of wages withheld, as well as judgment against us for compensatory and exemplary damages, plus interest, attorneys’ fees and costs, among other things. The plaintiff also alleged that we fraudulently concealed the underestimation of product values, thereby preventing the discovery of the plaintiff’s cause of action. This litigation is in a preliminary stage and its ultimate outcome is uncertain. We have denied the allegations made and intend to vigorously defend the claims.

In August 2000, some of our fishing vessels were investigated by the National Marine Fisheries Service for fishing in closed areas. We have entered into an agreement in principle whereby we would pay a negotiated amount in exchange for settlement of all matters related to this investigation. Management estimates the final settlement of this matter will not be material to our consolidated financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

(d) Use of Proceeds

Our registration statement on Form S-4 under the Securities Act of 1933 (Securities and Exchange Commission File Number 333-90436), relating to our offer to exchange any and all outstanding 10 1/8% senior subordinated notes due 2010 issued on April 18, 2002 for registered 10 1/8% senior subordinated notes due 2010, was declared effective by the Securities and Exchange Commission on October 15, 2002. On November 20, 2002, we completed our exchange offer of the old notes for the new notes. All of the old notes were exchanged for new notes. We did not receive any proceeds from the exchange offer. In consideration for issuing the new notes, we received in exchange old notes of like principal amount, the terms of which are identical in all material respects to the new notes. The old notes surrendered in exchange for new notes will be retired and canceled and cannot be reissued. Accordingly, issuance of the new notes did not result in any increase in our indebtedness. We have agreed to bear the expenses of the exchange offer. No underwriter is being used in connection with the exchange offer.

The net proceeds from the offering of the old notes were approximately $161.4 million, after deducting discounts, commissions and expenses of the original offering payable by us. We used the net proceeds of the original offering, together with borrowings of $325.9 million under our senior credit facility, to (i) repay all outstanding debt under our then-existing credit facilities, (ii) repay all amounts outstanding under two senior subordinated promissory notes issued to Norway Seafoods, (iii) pay related fees and expenses, and (iv) distribute the remainder of the borrowed amounts to our equityholders.

Item 5. Other Information

In October 2002, Dag F. Wittusen, a non-employee director, resigned from our board of directors. Mr. Wittusen’s resignation did not result from a disagreement with us on any matter relating to our operations, policies or practices.

In October 2002, George L. Majoros, Jr., President and Chief Operating Officer of Wasserstein & Company, joined our board of directors.

In November 2002, Trent Stedman, a non-employee director, resigned from our board of directors. Mr. Stedman’s resignation did not result from a disagreement with us on any matter relating to our operations, policies or practices.

In November 2002, Michael Magerman, a director of Centre Partners Management LLC, joined our board of directors.

In November 2002, William Tisher, a director of finance of Coastal Villages Regional Fund, joined our board of directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SEAFOODS GROUP LLC

Date: November 21, 2002	By:	/S/ BRAD BODENMAN
Brad Bodenman Chief Financial Officer Authorized Officer

CERTIFICATIONS

I, Brad Bodenman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Seafoods Group LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 21, 2002

/S/ BRAD BODENMAN
Brad Bodenman Chief Financial Officer

CERTIFICATIONS

I, Bernt O. Bodal, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Seafoods Group LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 21, 2002

/S/ BERNT O. BODAL
Bernt O. Bodal Chief Executive Officer