Form 10-K
period 2002-12-31
AMERICAN SEAFOODS GROUP LLC
filed 2003-03-31
CIK 1174874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-90436

AMERICAN SEAFOODS GROUP LLC
(Exact name of registrant as specified in its charter)

Delaware	22-3702647
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Market Place Tower 2025 First Avenue Suite 1200 Seattle, Washington 98121	98121
(Address of principal executive offices)	(zip code)

Registrants telephone number including the area code
(206) 374-1515

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

          Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Act.

Yes ☐	No ☒

          The registrant does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 and there is no public market for the voting stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE     None

FORWARD-LOOKING STATEMENTS

          All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Item 1--Business -- Industry” and “Item 7--Management’s Discussion and Analysis of Financial Condition and Results of Operations”, among other places. Forward-looking statements include statements concerning:

•	future results of operations;

•	future capital expenditures;

•	environmental conditions and regulations;

•	plans or intentions relating to acquisitions;

•	our competitive strengths and weaknesses;

•	future financing needs;

•	our business strategy;

•	general economic conditions;

•	trends that we anticipate in the industries and economies in which we operate;

•	proposed new products, services or developments; and

•	any assumptions underlying the foregoing.

          Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Annual Report. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Annual Report are described in this Annual Report, including under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

          We do not intend, and we undertake no obligation, to update any forward-looking statement. Currently known risk factors include, but are not limited to, the factors described in this Annual Report in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1.	Business

          Unless the context otherwise requires, references to "we", "us" and "our" refer to American Seafoods Group LLC and its consolidated subsidiaries.

Overview

          American Seafoods Group LLC (“ASG” or the “Company”) is one of the largest integrated seafood companies in the United States in terms of revenues. We catch, or harvest, several species of fish; process our catch into a variety of finished fish products, either on board our sophisticated catcher-processor vessels, at our Southern Pride catfish processing plants or our East Coast value added processing facilities; and market our products to a diverse group of customers in North America, Asia and Europe.  The Company was founded in 2000 and was incorporated in Delaware as a Limited Liability Company in January 2000.

          We are the leading harvester and at-sea processor of groundfish in the United States.  We primarily harvest pollock, which is the world’s highest-volume groundfish harvested for human consumption in the U.S. Bering Sea pollock fishery. We believe that this fishery is among the world’s largest and most conservatively managed fisheries. We benefit from the favorable regulatory system that governs pollock fishing in these waters. We also harvest and process other species of groundfish, including Pacific whiting (also known as hake), Pacific cod and yellowfin sole.

          With our acquisition of Southern Pride Catfish, Inc. (“Southern Pride” or “SPC”) in December 2002, we are now one of the largest catfish processors in the United States processing over 90 million pounds of catfish per year.  The SPC acquisition presents an attractive strategic opportunity for ASG.  SPC complements the existing ASG operations by adding a new whitefish species to the product line.  With this addition, ASG will have significant market positions in Alaska pollock, cod and catfish, the top three domestic whitefish species in terms of human consumption.

Business Strategy

          Over the past decade, we have become one of the largest integrated seafood companies in the United States. Today we are committed to building on our existing harvesting, processing and marketing platforms. The primary components of our business strategy include the following:

          Maximize Pollock Revenues.    Our pollock harvesting and at-sea processing operations provide a significant majority of our revenues. There are three main elements to our strategy of maximizing pollock revenues:

•	Maximize access to pollock resources by increasing our purchases from Alaska Community Development Groups of the community development quota.

•	Continually improve recovery rates by optimizing our vessel production platforms.

•	Optimize product mix based on global demand and pricing.

          Expand Our Non-Pollock Harvest.    Although we generate most of our revenue from pollock-based products, we currently participate in a number of other fisheries, such as those for Pacific cod, Pacific whiting and yellowfin sole. We plan to continue opportunistically expanding our operations in these and other fisheries.

          Leverage Global Marketing Network.    We are currently expanding our presence in worldwide seafood markets, with a particular focus on the Asian and European markets, to increase and diversify our customer base and global seafood market share.

          Develop Additional Distribution Channels.    In light of our reliable access to fish resources, we will continue to evaluate opportunities to develop further distribution channels for our core pollock products, as well as products from other species.

Industry

          Fish Demand and Supply.    Approximately three-quarters of worldwide seafood production is used for human consumption. Over the last several decades, global seafood production has grown significantly, from approximately 18.0 million metric tons in 1950 to approximately 130.4 million metric tons in 2000. The Food and Agriculture Organization of the United Nations (the “FAO”) forecasts that seafood production will continue to increase, resulting in large part from increasing world population and continued economic growth in developing countries.

          Whitefish, an important table-fare product worldwide, accounted for approximately 16.9 million metric tons of production in 2001. The whitefish category includes groundfish (such as pollock, cod and whiting), flatfish (such as sole), and the redfish, bass and conger species groups.  Groundfish comprised approximately 9.2 million metric tons of production in 2001. Pollock, the species representing the significant majority of our harvest, is the most abundant whitefish and groundfish species in the world.

          U.S. Bering Sea Pollock Fishery.    We participate primarily in the U.S. Bering Sea pollock fishery, which we believe is regarded as one of the healthiest and most responsibly managed fisheries in the world. In contrast to the general world trend of declining groundfish supply, the U.S. Bering Sea pollock fishery is generally characterized by abundant fish stocks and conservative management. According to the National Marine Fisheries Service, approximately 35% of this fishery’s 2002 pollock biomass could be harvested without causing overfishing to occur. The federal government typically sets harvest limits in the 10% to 20% range, substantially below the levels the National Marine Fisheries Service views as sustainable.

          We believe that the U.S. Bering Sea pollock fishery is in a healthier and more stable condition than other groundfish fisheries. For example, the Russian pollock catch in the Sea of Okhotsk has fallen dramatically in recent years, with a total allowable catch of 430,000 metric tons in 2002. The total pollock catch in Russian waters declined from 3.2 million metric tons in 1988 to 1.3 million metric tons in 2001, with a total allowable catch of only 930,000 metric tons in 2002. The U.S. Bering Sea pollock fishery, on the other hand, has grown from a total allowable catch of 992,000 metric tons in 1999 to 1,485,000 metric tons in 2002. We believe that aggregate world groundfish harvests have declined in recent years. Because the U.S. Bering Sea pollock catch has grown during this period, we believe the U.S. Bering Sea pollock harvest has increased as a percentage of the aggregate world groundfish harvest. We expect this trend to continue in the next several years.

          The stable nature of the U.S. Bering Sea pollock fishery is partly a function of the regulatory and cooperative structure that governs its activities. The American Fisheries Act specifically identifies the catcher-processor vessels that are eligible to participate in the fishery, prohibits the entry of additional vessels and prohibits any single entity from harvesting more than 17.5% of the annual directed pollock catch. The American Fisheries Act specifies how pollock is allocated annually among the various sectors of the U.S. Bering Sea pollock fishery. Further, by restricting participation in the U.S. Bering Sea pollock fishery, the American Fisheries Act facilitates the existence and operation of the Pollock Conservation Cooperative, comprised of the seven companies that own the catcher-processors named in the statute. Under the cooperative agreement, each member is annually assigned a fixed portion of the annual directed pollock catch, which represents the total allowable catch that is allocated to the catcher-processor sector.

          The participants in the U.S. Bering Sea pollock fishery include:

•	Catcher-processors, such as the vessels we own, that harvest and process fish into products, such as roe, fillets and surimi, within hours of catching them, and which operate offshore.

•	Catcher-vessels that harvest and deliver fish to catcher-processors, motherships and inshore processors for processing.

•	Motherships that are solely at-sea processors, relying on catcher-vessels to harvest and deliver fish to them.

•	Inshore processors that operate onshore or fixed-location processing facilities, relying on catcher-vessels to harvest and deliver fish to them.

•	Six Alaska Community Development Groups that sell or lease their community development quota to other participants, including us.

          In 2001 and 2002, through our 16.8% allocation of the directed pollock catch under our cooperative agreements, and our purchases of 0.7% of the directed pollock catch from other vessels in our fishery, we harvested 17.5% of the directed pollock catch. We supplemented this harvest in 2001 and 2002 by purchasing 28.0% of the community development quota from the Alaska Community Development Groups with which we have developed relationships, of which two are equity investors in our company. Purchases from Alaska Community Development Groups do not count against the 17.5% harvest limitation.

          United States Catfish Industry.  The U.S. catfish industry has evolved from a locally produced and consumed commodity predominantly sold in the southern U.S. to the largest domestically produced commercial aquaculture industry that distributes to all major domestic markets. Catfish production has grown steadily since the earliest commercial production began. According to the Catfish Institute, over the past 20 years, farmed catfish production growth has been strong, with catfish production increasing from 192 million pounds to 630 million pounds in 2002. U.S. catfish production is concentrated in Mississippi, Arkansas, Alabama and Louisiana, and has become one of the principal agricultural crops in these states.

Products

          We process fish into:

•	Roe (pollock and cod);

•	Fillet blocks (pollock, hake and cod) including

• deepskin,

• pin bone in, a block product form including the pin bone of the fish,

• pin bone out, a block product form excluding the pin bone of the fish, and

• mince block;

•	Surimi (pollock and hake);

•	Fishmeal (pollock, hake and yellowfin);

•	Headed and gutted fish (cod and yellowfin sole);

•	Individually quick frozen (“IQF”) fillets and nuggets (catfish);

•	Fresh fillets and nuggets (catfish);

•	Fresh and frozen scallops;

•	Whole round fish (catfish, yellowfin sole); and

•	Breaded and battered fish products (Pollock, cod, catfish).

          The fish we catch at-sea can either be processed into fillet blocks or surimi. Each fish is first filleted and incremental flesh is removed from the carcass and sent to the surimi line. The fillets are then either inspected and frozen in block form, or minced and used to produce surimi. The manufacturing processes for surimi and fillet blocks generate different quantities of salable product from each fish.

          Pollock Roe.    Roe is harvested from the egg sacs of spawning fish, primarily during the winter and spring. Egg sacs are sorted by size and quality and frozen on the vessels. The egg sacs are then salted and dyed by processors in Asia for sale to consumers. We sell roe primarily to large Japanese importers.

          Pollock Block.    Pollock blocks are skinless, boneless fillets frozen into blocks. The frozen blocks are cut into different sizes, shapes and weights by our value added processing operation for conversion into products such as fish sticks and breaded fillets. We sell most of our block products to foodservice customers or large scale value added processors.

          Pin Bone Out Pollock Blocks.    Pin bone out (PBO) pollock blocks, or regular blocks, are a main raw material for battered and breaded fish stick and fillets. Pin bone out pollock blocks are sold throughout the world for a variety of finished products.

          Pin Bone In Pollock Blocks.    Pin bone in (PBI) pollock blocks include the pin bone in the final processed form.  Pin bone in pollock blocks are sold almost exclusively in Eastern Europe.

          Deepskin Pollock Block.    Deepskin is the highest quality pollock block and is generally leaner, deeper cut and whiter than other block products. The white meat is more palatable to the United States market. This product is used in products sold primarily by fast food restaurants.

          Minced Pollock Block.    Minced blocks are primarily used in low-end breaded and battered fish products.

          Surimi.    Surimi is a tasteless and colorless fish paste used as the primary protein in numerous Asian dishes and, to a lesser extent in Europe.  We sell surimi as a commodity to importers and large-scale distributors, who then sell it to processors as a raw ingredient.  Outside of Japan, the most recognized surimi products are imitation crab, shrimp, scallops and other similar products.

          Fishmeal.    Fishmeal is produced from fish by-products, primarily frames, guts and heads. Fishmeal is rich in protein, but not fit for human consumption.  It is sold into China, Taiwan and Japan where it is used as the main ingredient in aquaculture feeds.

          Pacific Cod.    We produce different types of cod block products such as skinless, boneless cod block, pin bone out and mince blocks, headed and gutted fish and roe. The cod block generally does not require further reprocessing and the majority of our production is sold under fixed contracts directly to restaurant chains or retailers in the United States.

          Yellowfin Sole.    We produce two yellowfin products: whole fish and headed and gutted fish.  Whole round fish is generally sold to Korea for domestic consumption. Headed and gutted fish is primarily sold to reprocessors in China for conversion into individual skinless, boneless fillets.

          Scallops.    The Company sells two products, fresh and processed frozen scallops. Fresh scallops are sold in bagged or canned form to wholesalers and high-end restaurants. Frozen scallops are substantially in individually quick frozen (IQF) form and are sold to food service, retail and national accounts.

          Catfish.    We produce a variety of catfish products. The products can be grouped into the following categories: whole dressed, fresh fillets and nuggets, IQF fillets and nuggets and breaded products. Breaded products include fillets, strips, and nuggets.

          Individually quick frozen.    Individually quick frozen (IQF) product is skinless, boned fillets frozen into individual portions rather than blocks. The IQF portions are various sizes and are processed for conversion into “center of the plate” and breaded and battered products.   We sell most of our IQF products to foodservice customers.

Customers

          We have established long-term relationships with a number of key customers worldwide. Our customer base includes industrial importers, foodservice distributors, food retailers, trading companies, restaurants and reprocessing companies.

          For surimi and roe products, our customers have primarily been Japanese and Korean importers and large scale distributors. Over the past few years, we have focused on broadening our customer base and have been building closer relationships with key Japanese end-users. We have recently penetrated the growing European surimi market, particularly in France and Spain.

          The United States is our primary market for pollock deepskin blocks and catfish products.  For pollock deepskin product, we have established long-term customer relationships, including multi-year or multi-season supply contracts with three of the largest U.S. pollock deepskin customers.  Our catfish products are sold to a diversified customer base made up of retail, foodservice (both broadline and national chains), and specialty seafood distributor accounts.

          With the decline of Russian pollock supply, we have increased production of pin bone out, pin bone in and minced pollock blocks to capture additional market share. In addition to the United States, Europe is a primary market for these products.  The growth in European block demand led to the establishment of our European office in Copenhagen, Denmark, which leverages our existing relationships with broker alliances.

Sales, Marketing and Distribution

          Overview.    We have a global marketing network with offices in the United States, Japan and Denmark. We market products from our harvesting and processing operations as well as products from third party harvesters, fish farmers and processors located in Russia, South America, Norway, Canada, Iceland and China.  Our domestic sales and marketing operation includes a network of 37 brokers throughout the U.S.   This network sells and distributes in excess of one million pounds of processed, farm-raised catfish, scallops, and breaded pollock or cod every week.

          Industrial Market.    Currently, our production is focused on products used primarily as raw materials by secondary processors serving end markets throughout the world. We develop annual marketing and sales plans for our products based on anticipated demand and market pricing, including any existing sales agreements. We review these plans continuously and, if necessary, adjust them during the season. Because most vessels can easily switch between producing surimi and fillet blocks, we constantly monitor and adjust the product mix to meet market demand.

          Depending on the product and customer, we negotiate either seasonal or long-term contracts. We have traditionally entered into revolving arrangements in which several larger customers commit to purchase all surimi produced on a specific vessel. Prior to each fishing season, we typically enter into sales commitments for 70%-90% of our expected production. Final pricing usually occurs during the season or shortly thereafter, based on general pricing in the market. Over the years, we have built good relationships with our core customer base.

          Food Service and Retail Market.    We focus on selling, marketing and distributing seafood products in the food service and retail channels utilizing a national broker network. Our food service products are marketed under the national brands Frionor, Arctic Cape, and Southern Pride catfish, as well as private label brands. Although the majority of our sales are in the food service channel, about one third of the products are sold retail through either seafood specialty shops, grocery or club stores. In the retail channel the Company markets its products as American Pride, Bayside Bistro and Southern Pride Catfish or private label. Product mix is about 2/3 frozen and 1/3 fresh. Approximately 45% of the products are delivered through our own fleet of trucks.

          Foreign Markets.    The opening of our Copenhagen office in 2001 reflects our strategy to build a long-term presence in the European markets that will enable us to capitalize on seafood consumption growth trends in previously unaddressed markets such as France, Spain, Italy and Germany. Our seafood sales to customers in Europe increased to $50.4 million in 2002 from $5.2 million in 1999. In Asia, surimi-based products and natural products from whitefish showed strong growth as well. Our seafood sales to customers in Asia grew to $163.6 million in 2002 from $100.7 million in 1999.

Competition

          We compete in selling roe primarily on the basis of quality. Roe is sold at auction, where we compete to sell into the Japanese market with other participants in our fishery, as well as with Russian producers.

          Block and surimi are largely commodity products. We compete in selling these products on the basis of developing stable customer relationships and, to a lesser degree, on price.

          Our main competitors in the harvesting and at-sea processing business are the other members of the Pollock Conservation Cooperative, including Trident Seafoods and Glacier Fish. We also compete with inshore processors, including Maruha and Nissui.

          In value added processing, we compete both for raw materials and customers with numerous other processors. Competition for sales is intense, and is based largely on price. Our competitors range from large volume, well established value added processors to small independent importers and brokers. Our major competitors are Fishery Products International, Coldwater Seafoods, Iceland Seafood Corp. and Trident Seafoods.

          As of December 2002, there were approximately 24 domestic catfish processing companies, of which Southern Pride was the largest.

Intellectual Property

          In addition to such copyrights and trademarks as may arise by our creation or use of intellectual property in the normal course of our business, we or our subsidiaries hold several federally-registered trademarks, including Pride of the Sea, Arctic Cape, Southern Pride Catfish, Bayside Bistro and Frionor. The life of our trademarks is perpetual. In addition to the major brand names, the Company has a number of registered logos, tag lines and sub-brand names. We also hold one federally registered patent, which has a remaining life of 19 years. The life of our trademarks is perpetual.

Environmental Matters

          Our vessels and facilities are subject to numerous foreign, federal, state and local laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Emergency Planning and Community Right-To-Know Act, the Comprehensive Environmental Response, Compensation and Liability Act, and their state and local counterparts. Under some of these laws the owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property, regardless of whether the owner or operator knew of or was responsible for the presence of such hazardous or toxic substance and regardless of whether the release or disposal of such substances was legal at the time it occurred. We believe that we are in substantial compliance with all such laws and regulations.

          Under certain environmental laws and regulations currently in effect, we will be required to expend capital in the future in order to remain in compliance. We do not believe that such capital expenditures required by environmental laws currently in effect will be material.

Employees

          As of December 31, 2002, we employed more than 2,000 full-time personnel, including a corporate staff of approximately 95 employees. In addition to their regular compensation, all corporate staff participate in an incentive plan to reward high product quality and value.

          We employ a vessel crew of between 700 and 1,000 people, depending on the season. All vessel employees are compensated based on the quantity and quality of their respective vessel’s production. We have an annual retention rate of approximately 80%. In addition, we have approximately 1,000 plant employees including 70 hourly-paid Teamsters’ Union workers, with the remainder non-union employees. We consider relations with our employees to be good.

Insurance

          We carry customary insurance coverage, including policies on each of our vessels which provide for the payment of an assessed amount corresponding to “fair market value” (generally approximately one-half of current replacement cost) in the event of a loss of a vessel. Additionally, all of our catcher-processor vessels have a further layer of umbrella insurance which provides coverage for 80% of the difference between such fair market value and the total replacement cost for one vessel during each one-year policy term. We believe that we carry adequate insurance coverage for our business activities. However, we cannot assure you that such coverage will prove to be adequate or will continue to be available to us and, in the event that such coverage proves to be inadequate, the sinking or destruction of, or substantial damage to, any of our vessels could have a material adverse effect on our business, financial condition or results of operations.

Government Regulation

          All U.S. fisheries in which we operate are regulated and subject to total allowable catch limits. Participants in U.S. federal fisheries are required to obtain a federal government permit.

          We operate in the groundfish fisheries within the U.S. Exclusive Economic Zone, three to 200 nautical miles off the coasts of Alaska, Washington and Oregon. According to the National Marine Fisheries Service, no species in the U.S. Bering Sea is deemed to be overfished. Credit for these healthy stocks and profitable fisheries can be attributed in large part to two pieces of federal legislation.

          Magnuson-Stevens Fishery Conservation and Management Act.  The Magnuson-Stevens Act provides the broad framework for conserving and managing marine fisheries within the U.S. Exclusive Economic Zone. This legislation was originally enacted in 1976 as the Magnuson Fishery Conservation and Management Act and has been amended and reauthorized several times since that date.   This legislation created the 200 mile Exclusive Economic Zone, established priority access to U.S. fisheries for U.S. citizens and created the National Standards under which the fisheries are managed.

          American Fisheries Act. In 1998, Congress passed a second piece of legislation, the American Fisheries Act, which introduced several major changes in the management of the U.S. Bering Sea pollock fishery. The American Fisheries Act and its implementing regulations include the following key provisions:

•	Limitation on participants in the U.S. pollock fishery:

•

Only a defined group of 20 named catcher-processors, of which 19 catcher-processors are currently eligible to operate in the fishery, and the catcher-vessels that historically delivered to them are eligible to harvest pollock for processing by catcher-processors. In addition, a 21st vessel is allowed to annually take up to one-half of one percent of the catcher-processor allocation.;

	•	Only a defined group of catcher-vessels may harvest pollock for delivery to motherships, and only three named motherships may process pollock; and

	•	Only inshore processors that processed more than 2,000 metric tons of pollock during each of 1996 and 1997 may receive an unlimited amount of pollock for processing.

•

Prohibition on an entity harvesting more than 17.5% of the directed pollock catch in any given year. Allocations purchased from community development quota partners do not count against this percentage.

•	Prohibition on the entry of additional large fishing industry vessels into any U.S. fishery.

•

Reallocation of the pollock total allowable catch in the U.S. Bering Sea pollock fishery between the various sectors, increasing the community development quota and inshore allocations, while reducing the catcher-processor and the mothership sector allocations:

	•	10% is allocated directly to the Western Alaska community development quota program (mostly native Alaskan villages and their residents);

•

of the remaining total allowable catch after the community development quota and a minimal by-catch allowance, of the directed pollock catch, 50% (versus 35% historically) allocated to catcher-vessels delivering to inshore processors;

•	40% of the directed pollock catch allocated to catcher-processors and catcher-vessels that deliver to catcher-processors; and

•	10% of the directed pollock catch is allocated to the catcher-vessels harvesting for processing by vessels called motherships, which do not harvest.

          The American Fisheries Act requires that vessels engaged in U.S. fisheries be owned by entities that are at least 75% US citizen owned and controlled. This requirement applies at each tier of ownership and must also be examined in the aggregate.  The Maritime Administration made a favorable determination with respect to the US citizenship of the entities owning our vessels in January 2002. On March 26, 2002, we applied for confirmation that after completion of the proposed changes in our ownership structure in connection with the recapitalization ("Recapitalization"), the Maritime Administration would issue a renewed US citizenship determination. We obtained this confirmation prior to the issuance of the original notes. On December 17, 2002 we filed annual affidavits of US citizenship and on February 21, 2003 the Maritime Administration made a favorable determination of continuing eligibility with respect to the citizenship requirements of the American Fisheries Act.

          The determinations of the Maritime Administration referred to in the previous paragraph do not extend to the citizenship status of a lender or the terms of any loan covenants and financing arrangements and contain language in which the Maritime Administration expressly reserves the right to review these terms to determine if they constitute an impermissible shifting of control to a non-citizen lender. Based on discussions with counsel and with pertinent government officials, we believe the intention of the Maritime Administration is to prevent provisions couched as loan covenants from serving as a device to shift control to non-U.S. citizens, and not to impede conventional market based loans and credit facilities.

          On February 4, 2003, the Maritime Administration published final regulations implementing certain statutory requirements under the American Fisheries Act for lenders holding preferred mortgages on large US flag fishing industry vessels directly or through qualified mortgage trustees. Under the terms of these regulations our lender must satisfy certain requirements by April 30, 2003. We expect that our secured lending arrangements will comply with these requirements and, if they do not fully comply, intend to take such steps as may be necessary to bring them into compliance.

          The American Fisheries Act is relatively new legislation. As a result, no reported judicial cases clearly interpret its meaning. For this reason, the full future impact of the American Fisheries Act on our continuing operations remains somewhat uncertain.

          The Pollock Conservation Cooperative.    By limiting participation in the US Bering Sea pollock fishery, the American Fisheries Act facilitated the formation of a cooperative agreement. In December 1998, the nine companies owning the 20 catcher-processors named in the American Fisheries Act formed the Pollock Conservation Cooperative. The Pollock Conservation Cooperative controls 36.6% of the directed pollock catch (subject to minor catches by one other designated vessel), with the remaining 3.4% of the sector’s 40.0% controlled by seven catcher-vessels that historically delivered to the catcher-processors. The original division of share among the nine companies was based primarily on historical performance and was reached by the mutual agreement of the participants. In December 1999, Alaska Trawl Fisheries, one of the original Pollock Conservation Cooperative members, agreed to sell its interest to the remaining Pollock Conservation Cooperative members and its vessel, ENDURANCE, has been permanently removed from US fisheries, leaving 19 eligible catcher-processors.

          Under the terms of the Pollock Conservation Cooperative membership agreement, each participating company is allocated a percentage of the directed pollock catch by private contractual arrangement. Pollock and other groundfish allocation rights under the Pollock Conservation Cooperative are freely transferable to other participants pursuant to the membership agreement, without the prior consent or approval of the other participants. Participants can then harvest and process their quota shares at their own pace with vessels named in the American Fisheries Act, within certain seasonal restrictions. The change in fishery management introduced by the American Fisheries Act allowed the catcher-processor sector to: slow the harvesting pace in order to optimize the value per ton of harvested round fish; reduce operating costs; and minimize by-catch and discards.

          The Pollock Conservation Cooperative membership agreement is expected to continue through the remainder of the named vessels’ lives, unless certain events occur, none of which we expect will occur in the foreseeable future.

          The following is a summary of the Pollock Conservation Cooperative’s current members, as well as one vessel that is not a member but has a right to a portion of the allocation, and their current allocations:

Company	Vessels	% of Directed Pollock Catch(1)

American Seafoods	7	16.572%
Trident Seafoods	5	6.824
Arctic Storm / Fjord	2	3.633
Glacier Fish Ltd.	2	3.218
Alaska Ocean	1	3.004
Highland Light	1	1.764
Starbound Ltd.	1	1.585

Total	19	36.600%

(1)

Assumes that the one vessel owned by Ocean Peace, which is allowed to take up to one-half of one percent of the catcher-processor allocation, does not exercise this right. If this vessel were to exercise this right, the amounts allocated to each member above would be reduced on a proportionate basis.

          In December 1998, the owners of the seven catcher-vessels listed in the American Fisheries Act as eligible to deliver or sell pollock to the Pollock Conservation Cooperative members formed the High Seas Catchers’ Cooperative. As with the Pollock Conservation Cooperative, the 3.4% of the directed pollock catch allocated to the seven catcher-vessels was divided by private contractual arrangement based primarily on historical catch performance. The members of the High Seas Catchers’ Cooperative and their respective allocations are listed below:

Company	Vessels	% of Directed Pollock Catch

Sea Storm	1	0.8226
Neahkanie	1	0.6679
Tracy Anne	1	0.4642
Muir Milach	1	0.4538
Ocean Harvester	1	0.4325
American Seafoods	1	0.3149
Forum Star	1	0.2441

Total	7	3.4000%

The Pollock Conservation Cooperative and the High Seas Catchers’ Cooperative have entered into an agreement that allows the High Seas Catchers’ Cooperative members to lease their allocations directly to Pollock Conservation Cooperative members. As a result, 100% of the High Seas Catchers’ Cooperative allocation is now harvested directly by Pollock Conservation Cooperative members.

          The agreement governing our current arrangements for purchasing community development quota expires at the end of 2005. We cannot assure you that the Alaska Community Development Groups from which we purchase community development quota will continue to sell quota to us or will continue to offer quota at prices we consider reasonable. In addition, the state of Alaska may re-allocate quota allocated to Alaska Community Development Groups. We cannot assure you that the Alaska Community Development Groups from which we purchase community development quota will not have their quota allocation reduced below current levels.

          Other Aspects of the American Fisheries Act.    Our ability to harvest pollock depends substantially upon our deployment of fishing vessels qualified for endorsements to operate in the fisheries of the United States.

The American Fisheries Act imposes certain restrictions and exemptions that are important for our ability to maintain properly endorsed vessels.

          Should any of our vessels be destroyed or otherwise become inoperable, the American Fisheries Act would limit our ability to replace that vessel. The statute permits the replacement of lost vessels only if the loss is due to an Act of God, an act of war, the result of a collision, or otherwise not an intentional act of the vessel’s owner. These rules would restrict our ability to replace our vessels on account of obsolescence and, accordingly, could cause us to incur increased costs of maintaining our vessels, including the substantial loss of capacity during times of such maintenance and rebuilding.

          Regulation Related to the U.S. Catfish Industry.   In 2001, a group of US catfish producers and processors  made claims that Vietnamese producers were selling catfish-like products into the US at unfairly low prices.  The US catfish group lobbied the Department of Commerce (“DOC”) to investigate the alleged Vietnamese dumping activity.  The DOC launched its investigation after the US International Trade Commission (“ITC”) found that there was a reasonable indication that American catfish producers were unfairly threatened by low-priced Vietnamese products.  In November 2002, the DOC made a preliminary ruling that the Vietnamese were selling fish into the US at unfairly low market prices.  The DOC is expected to issue its final ruling on the case in the summer of 2003.  Vietnam could be subjected to high import tariffs if the DOC determines that it is dumping its product into the US

Food Safety

          The manufacture, processing, packaging, storage, distribution and labeling of food products are subject to extensive foreign, federal, state and local regulation. We are regulated by the Food and Drug Administration, the US Department of Agriculture, the US Department of Commerce, European Union regulators and various US local and state health and agricultural agencies. In addition, some of our facilities are subject to regular on-site inspections and our production and distribution facilities are subject to various federal, state and local environmental and workplace and food safety regulations.  Failure to comply with all applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, and criminal sanctions, any of which or all of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we expect that the food safety regulatory environment in the US, Europe and Asia will become more stringent. Compliance with current or future laws or regulations could require us to make material expenditures or otherwise adversely affect our business, prospects, results of operations and financial condition.

Available Information

          We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”).  You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.  20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC.  The address of the SEC’s Internet site is http://www.sec.gov.   We make available free of charge on or through our Internet site, www.americanseafoods.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  We will voluntarily provide electronic or paper copies of our filings free of charge upon request.

Item 2.	Properties

          We own and operate the largest fleet within the catcher-processor sector of the US Bering Sea pollock fishery. Our catcher-processor vessels range in length from approximately 260 to 340 feet, generate between 6,500 and 10,000 horsepower each in their main engines and carry between 90 to 125 crew members.  Each of our catcher-processors meets the rigorous seaworthiness requirements of Det Norske Veritas, the highest vessel classification standard in the world.

Our trawling fleet consists of the following vessels:

Vessel	Length (feet)	Vessel type

American Dynasty	272	Catcher-Processor
American Triumph	285	Catcher-Processor
Ocean Rover	256	Catcher-Processor
Northern Hawk	341	Catcher-Processor
Northern Eagle	341	Catcher-Processor
Northern Jaeger	336	Catcher-Processor
Katie Ann	295	Catcher-Processor
American Challenger	90	Catcher-Vessel

          We own and operate an approximately 212,000 square foot fish processing and storage facility in New Bedford, Massachusetts.

          Our headquarters is located in a leased office space of approximately 20,000 square feet located in Seattle, Washington.

          Also in Seattle, we lease 395 square feet of office space, 29,700 square feet of warehouse space, 43,686 square feet of yard space, and 11,036 square feet of covered storage at Pier 90 from the Port of Seattle. We also benefit from a preferential moorage agreement with the Port of Seattle which provides for the docking of all of our vessels during the off-season.

          We own and operate two catfish processing plants located in Greensboro and Demopolis, Alabama.  In terms of size, the Greensboro and Demopolis facilities are approximately 86,255 and 34,225 square feet, respectively.  Combined, these processing facilities operate a total of thirteen processing lines.  We own live hauling equipment, including 15 aerated tank trucks used to harvest and transport the live catfish to our processing facilities.  We own and operate a fleet of 25 trucks used for domestic distribution of our products.

          We also lease office space in Copenhagen, Denmark and Tokyo, Japan. Additionally, in Dutch Harbor, Alaska we lease office space and approximately 15,000 square feet of warehouse facilities and use several moorage facilities during the fishing season.

          We believe that our existing facilities are generally adequate for our current operations.

Item 3.	Legal Proceedings

          General.    We are from time to time party to litigation, administrative proceedings and union grievances that arise in the ordinary course of our business. Except as described below, we do not have pending any litigation that, separately or in the aggregate, would in the opinion of management have a material adverse effect on our results of operations or financial condition. However, given the inherent unpredictability of litigation, it is possible that an adverse outcome could, from time to time, have a material adverse effect on our operating results or cash flows in any particular quarterly or annual periods.

          Crew Member Class Action.    On April 27, 2000, an action was filed in the United States District Court for the Western District of Washington against us by two of our former vessel crew members alleging that we breached the terms of their crew member agreements, resulting in the underpayment of the individuals’ crew shares for the 2000 “A” season. The plaintiffs also claimed that we had violated certain federal requirements that entitle them to be paid the highest rate of wages paid to similarly rated crew members aboard other vessels. On October 11, 2000, the action was certified as a class action, with the plaintiff class consisting of all of the crew members on all of our vessels during the 2000 “A” season. The plaintiffs’ claim requested damages of approximately $23 million.

          On January 8, 2002, the District Court ruled in favor of the plaintiffs on one of their four specific claims after finding they had proved that we diluted each individual’s crew share by dividing each individual share by a number that was larger than the number of shares assigned to the whole crew, thereby depriving the crew members of their full wages. The court awarded damages in the aggregate amount of $1,607,254 and attorneys’ fees and expenses in an aggregate amount to be determined. We have accrued for the amount we estimate that we may have to pay relating to this matter in 2001. The plaintiffs have requested attorneys’ fees of approximately $600,000 (on April 29, 2002, the court awarded $383,234 in attorneys’ fees and expenses, and an additional $103,588 to be paid out of the plaintiffs’ award at no additional cost to us). The court further found that our underpayment of crew shares was not willful. The court also found that we did not estimate roe prices in good faith for the third fishing trip of each vessel in the 2000 “A” season. The court did not award the plaintiffs any damages with respect to this finding because we had paid the crew members a bonus amount in excess of any damages that resulted from the roe price estimates. The plaintiffs have filed a Notice of Appeal in connection with one of the three claims that the court rejected. The appealed claim alleges that the crew contracts did not comply with the provisions of the applicable statutes which govern the form and content of crew member contracts. We have filed a separate Notice of Appeal with respect both to the grant of attorneys’ fees and the award of damages against us. We cannot assure you that the plaintiffs will not prevail or that we will not be required to pay significant damages to resolve this litigation, which could have a material adverse effect on our business, results of operations or financial condition.

          Subsequent Crew Member Lawsuits.     On October 19, 2001, a complaint was filed in the United States District Court for the Western District of Washington and the Superior Court of Washington for King County. An amended complaint was filed in both courts on January 15, 2002. The amended complaint was filed against us by a former vessel crew member on behalf of himself and a class of over 500 seamen, although neither the United States District Court nor the Superior Court have certified this action as a class action. On June 13, 2002, the complaint filed in the Superior Court was voluntarily dismissed by the plaintiffs. The complaint filed alleges that we breached our contract with the plaintiff by underestimating the value of the catch in computing the plaintiff’s wages. The plaintiff demanded an accounting of his crew shares pursuant to federal statutory law. In addition, the plaintiff requested relief under a Washington statute that would render us liable for twice the amount of wages withheld, as well as judgment against us for compensatory and exemplary damages, plus interest, attorneys’ fees and costs, among other things. The plaintiff also alleged that we fraudulently concealed the underestimation of product values, thereby preventing the discovery of the plaintiff’s cause of action. The conduct alleged took place prior to January 28, 2000, the date our business was acquired by American Seafoods, L.P. This litigation is in a preliminary stage and its ultimate outcome is uncertain. We have denied the allegations made and intend to vigorously defend the claims. We cannot assure you that the plaintiff will not prevail or that we will not be required to pay significant damages to resolve this litigation, which could have a material adverse effect on our business, results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters

          There is no established public trading market for the registrant’s common equity.

          The Company is part of a group of subsidiaries that are wholly owned by American Seafoods, L.P.  As of March 28, 2003, American Seafoods, LP directly owned approximately 99.4% or the common equity interests in, and is the managing member of, American Seafoods Holdings LLC (“Holdings”).  Bernt Bodal and Webjorn Eikrem own approximately 0.4% and 0.2%, respectively, of Holdings’ common equity.  Holdings directly owns 100% of American Seafoods Consolidated LLC, which, in turn, directly owns 90% and indirectly owns the remaining 10% of ASG.  ASC, Inc. (“ASC”) owns approximately 10% of ASG and has an interest with preferred allocation and distribution rights.

          As of March 28, 2003, the beneficial ownership through American Seafoods, LP, which owns approximately 99.4% of our common equity interest held by Centre Partners, Coastal Villages Region Fund, our directors and officers as a group and U.S. Equity Partners Funds was 24.7%, 38.9%, 31.6% and 4.2%, respectively.

          There are restrictions imposed on distributions to partners by covenants contained in the Amended and Restated Credit Agreement, dated as of April 18, 2002, by and among American Seafoods Holdings LLC, American Seafoods Consolidated LLC, American Seafoods Group LLC, the banks and other financial institutions, Harris Trust and Savings Bank, as Documentation Agent, the Bank of Nova Scotia, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Issuing Lender and Swingline Lender.  Distributions are limited to an amount, which will enable the partners to pay Theoretical Tax, as defined, on the amount of taxable income of the Company and its subsidiaries allocated to such Partners.  See “Item 8 – Financial Statements and Supplementary Data, Notes 8 and 9”.

          The Company is required under the terms of its Limited Liability Company agreement to pay a preferred return to ASC.  This annual return is equal to 8.25% of that member’s contributed capital.  The cumulative to date preferred return as of December 31, 2002 was $29.6 million.  The remaining net income of the Company is allocated to its members based upon a pro rata share of their membership units. To date, no preferred return has been distributed to ASC in cash.

Item 6.	Selected Financial Data

          Set forth below are Selected Financial Data for American Seafoods Group LLC as of and for the years ended December 31, 2001 and 2002 and for the period January 28, 2000 through December 31, 2000 and for the Predecessor Business as of and for the years ended December 31, 1998 and 1999 and the period January 1, 2000 through January 27, 2000.  The selected historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with “Item 7--Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	Predecessor Business			American Seafoods Group LLC

	Year Ended December 31,		January 1 through January 27, 2000	January 28 through December 31, 2000	Year Ended December 31,

	1998	1999			2001	2002

	(dollars in thousands)
Statement of Operations Data:
Total revenue	$278,306	$240,715	$9,719	$252,346	$336,839	$323,679

Operating profit (loss)	3,849	49,179	(4,334)	29,858	33,507	45,179
Interest expense, net	(20,178)	(15,547)	(4,252)	(38,259)	(34,872)	(38,408)
Loss from debt repayment and related write-offs	(1,001)	—	—	—	—	(15,711)

Income from continuing operations before income taxes	(33,769)	9,923	1,828	10,737	16,276	9,981

Other Financial Data:
Depreciation and amortization	26,460	21,652	1,729	57,213	68,333	38,948
Capital expenditures	10,147	6,506	626	7,363	9,171	8,481
Cash flows from operating activities	17,476	18,510	20,685	43,098	84,096	90,349
Cash flows from investing activities	49,965	255	(626)	(274,576)	(13,706)	(57,495)
Cash flows from financing activities	(70,012)	(18,752)	(4,973)	235,848	(72,487)	(31,588)

	As of December 31,

	1998	1999	2000	2001	2002

Balance Sheet Data:
Cash and cash equivalents	$1,741	$964	$4,370	$2,273	$3,411
Property, vessels and equipment	239,333	224,566	267,868	254,337	242,588
Cooperative rights, net	—	—	112,235	89,587	84,414
Goodwill, net	5,035	4,357	39,536	33,021	40,692
Total assets	342,516	321,746	524,252	516,847	509,208
Long term debt, notes payable and fishing rights obligation	248,092	230,497	369,072	326,499	543,378
Equity (deficit)	(8,334)	(1,948)	132,392	154,887	(81,512)

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

          The following discussion should be read in conjunction with our consolidated financial statements and the notes to those statements and other financial information appearing elsewhere in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Forward-Looking Statements.”

Overview

          We are one of the largest integrated seafood companies in the United States in terms of revenues. We catch, or harvest, several species of fish; process our catch into a variety of finished fish products, either on board our sophisticated catcher-processor vessels, at our catfish processing plants or at our east coast value added processing facilities.  We maintain a global marketing network through our U.S., Japanese and European offices; own and operate a well integrated domestic distribution network and have developed long-term relationships with a domestic and international customer base.

Investment by Centre Partners; Corporate Structure

          In January 2000, our ultimate parent company American Seafoods, L.P., through two subsidiaries, purchased from Norway Seafoods all of the outstanding stock of American Seafoods Company.  The acquisition also involved the purchase of six additional catcher-processors, one catcher-vessel and certain assets of Frionor USA (now called American Seafoods International LLC).  American Seafoods, L.P. is a limited partnership controlled by affiliates of Centre Partners. Other significant investors in the acquisition included two Alaska Community Development Groups and members of our management.

          American Seafoods Group LLC was formed in connection with the acquisition. Following the acquisition of American Seafoods Company by American Seafoods, L.P., American Seafoods Company contributed its assets to us in exchange for member interests in our company, including an interest with preferred allocation and distribution rights. The acquisition was accounted for as a purchase, and all of the debt, assets and goodwill relating to the acquisition have been “pushed down” to our balance sheet. The aggregate purchase price for the acquisition was $477.9 million, including acquisition costs.  The acquisition was financed through short-term seller financing ($21.9 million), long-term debt ($280.0 million) and seller long-term subordinated promissory notes ($95.0 million), which were “pushed down” to our financial statements. In addition, American Seafoods, LP issued a warrant ($3.5 million) for the purchase, at a future date, of additional partnership interests in American Seafoods, LP to an affiliate of Norway Seafoods. The warrant entitled the holder to purchase American Seafoods, LP partnership units at a price per unit equal to the amount per unit contributed at that time by the American Seafoods, LP partners. On October 4, 2002 ASLP settled the warrant by making a cash payment to the holder of the warrant.

          We are the direct 100% owner of American Seafoods Company LLC, through which we conduct our at-sea pollock harvesting and processing operations; American Seafoods International LLC, through which we conduct our value added processing activities; and Southern Pride Catfish LLC, through which we harvest and process catfish.  We also had an equity interest in Pacific Longline Company LLC, which was formed in August 2001 to conduct longliner cod harvesting and processing operations.  In connection with the Recapitalization, we distributed our interest in Pacific Longline Company (PLC), which is the owner and operator of three freezer longliner vessels that harvest Pacific cod in the U.S. Bering Sea, to one of our equityholders which distributed it to American Seafoods Holdings LLC (Holdings) on April 18, 2002. As a result, these cod harvesting activities are no longer included in our consolidated results of operations.

Revenues and Expenses

          Revenues.    Our revenues are primarily driven by the following factors:

•	the volume of pollock harvested annually by our catcher-processors;

•	the quantity of finished product we are able to produce (determined by the flesh and roe recovery rates);

•	the prevailing market prices for the pollock products we sell, such as roe, surimi and fillet block;

•	the yen-dollar exchange rate;

•	volume throughput and processing margin achieved for the catfish operations (post December 2002); and

•	product volume for our value added and catfish processing operations.

          Harvest volumes.    In addition to the portion of the directed pollock catch allocated to us under the Pollock Conservation Cooperative agreement, we historically have purchased additional pollock quota from other industry participants up to the 17.5% limit of the directed pollock catch.  In addition, we supplemented our harvest in 2001 and 2002 by purchasing 28.0% of the community development quota from Alaska Community Development Groups, which does not count against the 17.5% limitation.

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

          Market prices.    Market prices are mainly a function of the aggregate supply of pollock products produced in any given year as well as the anticipated inventory carry over for that year. The supply is determined primarily by the US and Russian pollock harvest levels.

          Prices generally fluctuate year to year and do not necessarily follow a typical price cycle trend. For example, the 29.7% increase in our surimi prices, denominated in Japanese Yen, from year 2001 to 2002 was primarily due to market conditions, but also due to producing a slightly higher grade mix of surimi in year 2002.  The 2002 “A” season roe price of ¥1,906 per kilogram declined from the 2001 “A” season roe price of ¥2,247 per kilogram.  With the introduction of long-term supply contracts for deepskin product in early 2000, the price for deepskin dropped from an annual average price of $1.59 per pound for 1999, to $1.32 per pound for 2000, $1.25 per pound for 2001 and $1.24 per pound 2002.

          Below is a chart illustrating our average prices achieved for the years 1999, 2000, 2001 and 2002 for pollock surimi, roe and block products. The surimi and roe prices are noted in yen per kilogram, which is the price unit we receive from our Japanese customers.

	Average annual price

	1999	2000	2001	2002

Pollock Surimi ¥/kg	285	¥218	¥212	¥275	¥
Pollock Roe ¥/kg	1,865	¥2,856	¥2,240	¥1,852	¥
Deepskin $/lb	$1.59	$1.32	$1.25	$1.24
Pollock Block PBO $/LB	$1.33	$0.80	$0.88	$1.04

          Exchange rate effects.    Because we sell large quantities of roe to Japanese customers, a significant portion of our revenue is denominated in Japanese yen. This means that we are at risk that any increase or decrease in the value of the yen relative to the dollar would increase or reduce, respectively, the amount of dollar revenues we record on the sales of our products in Japan. In order to mitigate the potentially adverse effect of fluctuations in the yen to U.S. dollar spot exchange rate, we enter into forward currency contracts. It is the Company’s risk management policy to hedge approximately 80% of its forecasted yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36 and 35% over months 37 to 48.

          Catfish volume and  processing margins.  SPC's profitability is primarily a function of the price of fish, volume of catfish processed and yield achieved in processing. SPC's processing margin has historically been higher than the industry average because SPC harvests almost all of the fish purchased from local farmers resulting in a lower farm gate price than industry average and on average SPC processes fish that are greater in weight than the industry average resulting in higher yield.

          Value added processing product volume.    Our value added processing operations are comprised of our frozen cutting and breading/battering operation as well as unloading fishing vessels and processing fresh and frozen scallops. The key performance driver for our value added processing operation are purchase price of raw material and the volume of production.

          Expenses.    The operating cost structure of the harvesting operations is comprised of four main cost categories:

•	variable costs driven by revenue or product volume, such as crew compensation, quota purchases, product freight and storage, marketing commissions and packaging and additives;

•	vessel-related depreciation;

•

fixed costs that are assumed to be incurred whether or not the vessel is deployed, such as insurance, repair and maintenance, nets and gear supplies, moorage, equipment rental, crew travel and general supplies; and

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

          Excluding production-related depreciation of $32.2 million in 2002, approximately 12.7% of our total harvesting operating costs are fixed in that we assume that we would incur them even if a vessel were inactive for the season. As a result of our relatively low fixed harvesting cost base, we have the ability to manage our cost structure by matching vessel harvesting capacity with the available harvest amount for any given season.

          Our other main expenses include general and administrative expenses, amortization of cooperative rights and other intangible assets, interest expense and losses, if any, on foreign currency contracts.

          The Company recognizes revenues and records accounts receivable balances when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. The allowance for doubtful accounts reflects management’s estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. It is the Company’s policy to write off accounts as collectibility becomes remote. We have two valuation accounts recorded on our balance sheet. The allowance for doubtful accounts balance was approximately $0.5 million at December 31, 2001 and 2002. Accounts receivable write-offs for the year ended December 31, 2000 were $2.2 million. Total accounts receivable write-offs for the years ended December 31, 2001 and 2002 were not significant. We also have an allowance of $0.9 million and $1.8 million recorded at December 31, 2001 and December 31, 2002, respectively, for a receivable due from one of our insurance providers, which filed for bankruptcy in March 2001. $0.9 million of this allowance was recorded in each of the years ended December 31, 2001 and 2002.

Acquisitions

          From time to time we have considered acquisition opportunities that might have the prospect of increasing the breadth of our product offerings, enhancing our market position and diversifying and complimenting our capabilities.

          Effective as of December 16, 2002, ASG, through direct and indirect wholly-owned subsidiaries, purchased substantially all of the assets of Southern Pride, an Alabama corporation engaged in the business of catfish harvesting, processing and distribution.  The acquired assets include, among other things, certain real property, fixtures, equipment, accounts receivable, intellectual property, customer and other contracts, and cash on hand.  The purchase price was approximately $41.8 million in cash.  In addition, pursuant to the Asset Purchase Agreement, we paid off bank debt of SPC in the amount of $2.4 million, assumed liabilities of $3.8 million, and incurred direct acquisition costs at approximately $1.0 million.  The acquisition was financed with additional indebtedness under ASG’s senior credit facility.

Financing Activities

          On April 18, 2002, we issued and sold $175,000,000 principal amount of 10 1/8% Senior Subordinated Notes due 2010 pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended. The offering of these notes was part of a recapitalization involving our company and certain of our affiliates.   On November 20, 2002, we exchanged these notes through an Exchange Offer with registered notes.  Concurrently with the offering of these notes, we entered into a new senior credit facility.  As part of this recapitalization, we used the proceeds of the notes offering, together with borrowings of $325.9 million under our new senior credit facility, to:

•	Repay all outstanding debt under our existing credit facilities.

•

Repay all amounts outstanding (including accrued interest), under two senior subordinated promissory notes issued by our affiliates, ASC, Inc. and American Seafoods Holdings LLC, to Norway Seafoods AS, the former owner of our business.

•	Pay related fees and expenses.

•	Distribute the remainder of the borrowed amounts to our equityholders.

          In addition, we distributed to our equityholders any cash on hand on April 4, 2002 plus cash generated from our operations from April 4, 2002 to April 18, 2002. As a result, the aggregate amount of cash distributed to our majority equityholder, American Seafoods Consolidated LLC, for distribution to the equityholders of its parent, was approximately $203.8 million, including $5.7 million of fees paid out of the distribution.

          In connection with the Recapitalization, we distributed all of our interest in PLC to one of our equityholders, which distributed it to American Seafoods Holdings LLC. As a result, these cod harvesting activities are no longer part of our operations.

          On July 2, 2002, the Company loaned $6 million to its chief executive officer to purchase ownership interests in ASLP and Holdings from a selling partner at the same price per unit paid by other purchasing partners. The loan bears an initial interest rate of 5.25% with a requirement to reset the rate at the prime rate plus one-half percent per annum on January 1, April 1, July 1 and October 1 of each year that the loan is outstanding. Payments on the loan are required to be made from the net proceeds of any and all dividends and distributions with respect to the chief executive officer’s interests in the Company, interests in connection with a public liquidity event or exercise of any management option, whether currently owned or subsequently purchased, and 25% of the gross amount of any annual bonus paid. The underlying loan is recourse to the assets of the chief executive officer, except that the recourse to assets other than ownership interests is eliminated under certain circumstances if the value of the underlying security becomes greater than four times the loan balance, and all of the chief executive officer’s ownership interests in ASLP and Holdings is pledged as collateral for the loan. During 2002, approximately $0.2 million of related party interest income had been recorded pursuant to this loan.

          On October 4, 2002, three investment funds managed by affiliates of Wasserstein & Co. (the “U.S. Equity Partners Funds”) purchased from American Seafoods Holdings LLC a combination of preferred equity securities and notes, and purchased from American Seafoods, L.P. the US Equity Partners Warrants, for a total purchase price of $27.3 million. Proceeds from the sale were used by American Seafoods, LP to redeem 44,828 partnership units and a warrant to purchase 106,875 partnership units, which were held by affiliates of Norway Seafoods.

          On October 28, 2002, American Seafoods Holdings LLC loaned approximately $0.7 million to certain members of management of the Company to purchase ownership interests in American Seafoods, LP (“ASLP”) from a selling partner. The loan bears an initial interest rate of 5.25% with a requirement to reset the rate at the prime rate plus one-half percent per annum on January 1, April 1, July 1 and October 1 of each year that the loan is outstanding. Payments on the loan are required to be made from the net proceeds of any and all dividends and distributions with respect to the purchaser’s interests in the Company, interests in connection with a public liquidity event or exercise of any management option whether currently owned or subsequently purchased, and 25% to 33% of the gross amount of any annual bonus paid or payable. The underlying loan is full recourse to the assets of the purchasers, except that the recourse to assets other than ownership interests is eliminated under certain circumstances if the value of the underlying security becomes greater than four times the loan balance, and all of the purchasers’ ownership interest in ASLP is pledged as collateral for the loan.

          On November 18, 2002, the Company forgave the exercise price on certain Series C options that had been repriced to $0.01 in connection with the Recapitalization and forced the conversion of these options into ASLP ownership units.

          On December 16, 2002, the Company, American Seafoods Holdings LLC and American Seafoods Consolidated LLC entered into the Second Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, and various other lenders, which amended the Company’s existing senior credit facility, dated as of April 18, 2002.  The amendment provides, among other things, for an increase in the principal amount of term B loans by $50 million, and consents to the acquisition of SPC by ASG as other than a permitted acquisition.  The Company received consents from the requisite percentage of lenders under the credit agreement to enter into the amendment.  The Company used the borrowing of $50 million in additional term B loans to pay the purchase price for the acquisition, make certain payments related to the acquisition, pay related fees and expenses and fund its general corporate purposes.  The assets that the Company acquired from SPC secure the Company’s indebtedness under the senior credit facility.  As of December 31, 2002, after giving effect to the amendment, there was $360.5 million of outstanding indebtedness under the senior credit facility and approximately $73 million of unused borrowing capacity under the revolving credit facility.

          On December 16, 2002, the Company, American Seafoods, Inc. (“ASI” and, together with the Company, the “Issuers”), Wells Fargo Bank Minnesota, NA, as trustee (the “Trustee”), executed supplemental indentures with each of Southern Pride Catfish LLC, a newly-formed wholly-owned direct subsidiary of the Company, and Southern Pride Catfish Trucking, Inc., a newly-formed wholly-owned indirect subsidiary of the Company, relating to the Issuers’ 10 1/8% senior subordinated notes due 2010, which were issued and sold in a private offering in April 2002 and registered with the SEC in November 2002. The supplemental indentures supplement the indenture, dated as of April 18, 2002, among the Company, ASI, the guarantors named therein and the Trustee.

          Under the supplemental indentures, the Company is required to cause its newly-formed or acquired subsidiaries to become guarantors of the notes and to cause such subsidiaries to execute a supplemental indenture to the indenture, subject to certain exceptions.  Southern Pride Catfish LLC was formed, and Southern Pride Catfish Trucking, Inc. was incorporated, on December 6, 2002, and the supplemental indentures were executed in order to fulfill the Company’s obligations under the indenture with respect to its newly-formed subsidiaries.

Results of Operations

          We were acquired in a transaction accounted for as a purchase on January 28, 2000. The purchase accounting resulted in all assets and liabilities being recorded at their estimated fair values on that date. We also changed our method of accounting for major scheduled vessel maintenance and accounting for derivative instruments, effective with the acquisition. For the period from January 28, 2000 through December 31, 2000 and for the years ended December 31, 2001 and 2002, all goodwill and debt resulting from the acquisition have been recorded in the financial statements of American Seafoods Group LLC. The financial statement for the period from January 1, 2000 through January 27, 2000 represents the combined operations of the predecessor businesses purchased as part of the acquisition. Accordingly, the consolidated financial statements for American Seafoods Group LLC for periods subsequent to the acquisition are not comparable to the predecessor business financial statements presented for prior periods.

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

          Revenue.    Revenue for the year ended December 31, 2002 decreased $13.1 million, or 3.9%, to $323.7 million from $336.8 million for the year ended December 31, 2001. The revenue decrease in 2002 was primarily due to lower roe pricing and lower Hadley Group related trade sales, partially offset by higher pricing of our block and surimi products.  The price of roe achieved during the Company’s 2002 “A” season was 1,906¥ as compared to 2,247¥ in 2001, or a decrease of approximately 15.2%.   Hadley Group trade sales decreased by $13.8 million or approximately 49.5% due to global product supply constraints.  We believe these same constraints that influenced the Hadley Group’s inability to obtain product for resale also contributed to the Company’s increased pricing for its PBO block products.  Production of finished goods in metric tons decreased in 2002 compared to 2001 primarily as a result of lower hake production in 2002 due to a reduction in the hake fishery quota.  Pollock production in 2002 decreased by less than 1% as compared to the 2001 pollock production.

          Cost of Sales.    Costs of sales includes operating costs such as crew and factory personnel compensation, fish purchases, vessel fuel, raw material purchases, packaging, insurance, other operating related expenses, and depreciation applicable to property, vessels, and equipment used in production. Cost of sales for the year ended December 31, 2002 decreased $12.2 million, or 5.8%, to $197.4 million from $209.6 million for the year ended December 31, 2001. This decrease was primarily attributable to lower variable product costs such as packaging and additives resulting from selling approximately 9,300 less metric tons of at-sea processed finished product in 2002, as compared to a total of 100,200 metric tons in 2001 lower fuel costs due to a decrease in fuel prices, and lower fish cost for the Hadley Group due to a decline in fish purchases, partially offset by an increase in crew compensation due to the higher value per metric ton produced as a result of the higher surimi and block prices.  The gross profit for the year ended December 31, 2002 decreased to $126.3 million, a decrease of $0.9 million, from $127.2 million for the year ended December 31, 2001. Gross margin for the year ended December 31, 2002 increased to 39% from 38% for the year ended December 31, 2001 due principally to the decrease in Hadley Group trade sales which generate lower gross margins.

          Selling, General and Administrative Expenses.    Selling costs include product freight, storage, and marketing costs. General and administrative expenses include our employee compensation and benefits, rent expense, professional fees, association dues and other expenses, such as business development, office equipment and supplies. Selling, general and administrative expenses for the year ended December 31, 2002, including equity based compensation increased $14.5 million, or 24.2%, to $74.4 million from $59.9 million for the year ended December 31, 2001.  These expenses increased primarily due to an increase in equity based compensation expenses from $2.2 million for the year ended December 31, 2001 to $20.9 million for the year ended December 31, 2002, partially offset by lower freight related costs resulting from selling approximately 9,300 less metric tons of at-sea processed finished product in 2002 combined with lower logistical costs per unit achieved in 2002.

          Amortization of Cooperative Rights, Intangibles and Goodwill and Depreciation of Other Assets. Amortization includes the amortization related to the cooperative rights, depreciation of office related assets and, through December 2001, and goodwill recorded in connection with the January 2000 acquisition. Amortization expense for the year ended December 31, 2002 decreased $27.1 million, or 79.9%, to $6.8 million from $33.9 million for year ended December 31, 2001. This decrease was primarily attributable to an extension of the amortization schedule for cooperative rights, an intangible asset representing our allocation rights as a member of the Pollock Conservation Cooperative. From January 28, 2000 to October 31, 2001, the cooperative rights were amortized on a straight-line basis over 59 months, which was the remaining life of the Pollock Conservation Cooperative agreement. Beginning in November 2001, as a result of changes to the American Fisheries Act, we changed the amortizable life of the cooperative rights to 23.2 years, which matches the average remaining depreciable lives of our vessels. As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and ceased amortization of goodwill.

          Interest Expense, Net (including related party interest).    Net interest expense includes interest incurred related to our revolving facility, bank debt and subordinated seller notes. Net interest expense for the year ended December 31, 2002 increased $3.5 million, or 10.0%, to $38.4 million from $34.9 million for the year ended December 31, 2001.  The increase in net interest expense was mainly attributable to the increase in the principal balance on the senior bank debt resulting from the April 2002 Recapitalization, the addition of $175 million principal amount related to the private offering of 10  1/8% Senior Subordinated Notes,  partially offset by declining variable interest rates applied to the senior bank debt.  Interest expense for our revolving credit facility for the years ended December 31, 2002 and 2001 was $0.9 million and $1.6 million, respectively, including commitment fees.  Interest expense for our two term loans was $14.1 million for the year ended December 31, 2002 and $15.1 million for the year ended December 31, 2001.  In connection with the Recapitalization, we repaid all amounts outstanding under the bank credit facility that was in place at the time of the Recapitalization, and entered into a new credit facility. See “—Liquidity and Capital Resources—Our Indebtedness.”

          Foreign Exchange (Losses) Gains, Net.    Net foreign currency exchange gain attributable to financial derivatives for the year ended December 31, 2002 increased $1.3 million to $19.0 million from $17.7 million for the year ended December 31, 2001.  Beginning January 28, 2000, in compliance with our adoption of  SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the existing forward contracts were designated as hedges and the change in value related to the fluctuation in the value of the Japanese yen was not reflected in earnings.  The net unrealized gains related to the ineffective portion (the time value) of the derivatives recognized in earnings for the years ended December 31, 2002 and 2001 were $18.3 million and $16.2 million, respectively.  We recorded realized gains of $0.3 million and $1.7 million related to the change in the ineffective portion of the derivatives which settled during the years ended December 31, 2002 and 2001, respectively.

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

          Revenue.    Revenue for the year ended December 31, 2001 increased $74.8 million, or 28.5%, to $336.8 million from $9.7 million for the period from January 1, 2000 to January 27, 2000 and $252.3 million for the period from January 28, 2000 to December 31, 2000. The revenue increase in 2001 was primarily attributable to harvesting over 60,000 metric tons more pollock in 2001 compared to the 2000 pollock harvest, an increase of 32.9%. This additional harvest led to higher sales volumes in surimi, block and roe products, resulting in approximately 33,800 more metric tons of at-sea processed frozen pollock product sold in 2001 as compared to 2000. In 2001, we produced approximately 38,000 more metric tons of at-sea processed finished product than in 2000. The increase was also driven by an improvement in recovery rates from an average pollock flesh recovery rate of 22.0% in 2000 to 24.5% in 2001, and an increase in the roe recovery rate from 3.9% in 2000 to 4.8% in 2001. These positive factors were partially offset by a less favorable yen exchange rate in 2001 and declines in roe and surimi yen prices by approximately 27.5% and 2.8%, respectively, from 2000 to 2001. The 2001 increase in pollock harvest was the result of a 22.9% increase in the total allowable catch and an increase in community development quota that we acquired from our Alaska Community Development Group partners from 15.3% in 2000 to 28.0% in 2001 of the community development pollock quota allocation.

          Cost of Sales.    Costs of sales includes operating costs such as crew and factory personnel compensation, fish purchases, vessel fuel, raw material purchases, packaging, insurance and other operating related expenses and depreciation applicable to assets used in operations. Cost of sales for the year ended December 31, 2001 increased $46.0 million, or 28.1%, to $209.6 million from $11.7 million for the period from January 1, 2000 to January 27, 2000 and $152.0 million for the period from January 28, 2000 to December 31, 2000. This increase was primarily attributable to additional variable product costs such as crew compensation and packaging resulting from selling approximately 37,000 more metric tons of at-sea processed finished product in 2001, higher quota purchase cost due to the increase in the volume of quota purchased and higher fuel costs due to an increase in fishing days. The gross profit for the year ended December 31, 2001 increased to $127.2 million, an increase of $28.8 million, or 29.3%, from ($2.0) million for the period from January 1, 2000 to January 27, 2000 and $100.4 million for the period from January 28, 2000 to December 31, 2000.

          Selling, General and Administrative Expenses.    Selling costs include product freight, storage, and marketing costs. General and administrative expenses include our employee compensation and benefits, rent expense, professional fees, association dues and other expenses, such as business development, office equipment and supplies. Selling, general and administrative expenses for the year ended December 31, 2001 increased $22.5 million, or 60.2%, to $59.9 million from $2.0 million for the period from January 1, 2000 to January 27, 2000 and $35.3 million for the period from January 28, 2000 to December 31, 2000. These expenses increased primarily due to our selling approximately 37,000 more metric tons of at-sea processed finished product in 2001, which resulted in $10.9 million of higher freight costs; higher general and administrative costs related to increases in salary and bonus expense; non-cash option compensation expense; association dues, which are assessed on the volume of pollock quota allocation; legal fees and professional services related to a potential sale and to the Recapitalization.

          Amortization of Cooperative Rights, Intangibles and Goodwill and Depreciation of Other Assets. Amortization includes the amortization related to the cooperative rights and goodwill recorded in connection with the January 2000 acquisition and depreciation of office related assets. Amortization expense for the year ended December 31, 2001 decreased $1.7 million, or 4.7%, to $33.9 million from $0.4 million for the period from January 1, 2000 to January 27, 2000 and $35.2 million for the period from January 28, 2000 to December 31, 2000. This decrease was primarily attributable to an extension of the amortization schedule for cooperative rights, an intangible asset representing our allocation rights as a member of the Pollock Conservation Cooperative. From January 28, 2000 to October 31, 2001, the cooperative rights were amortized on a straight-line basis over 59 months, which was the remaining life of the Pollock Conservation Cooperative agreement. Beginning in November 2001, as a result of changes to the American Fisheries Act, we changed the amortizable life of the cooperative rights to 23.2 years, which matches the average remaining depreciable lives of our vessels. Amortization of cooperative rights was $24.1 million for the period ended December 31, 2001 and $25.9 million for the period from January 28, 2000 to December 31, 2000.

          Interest Expense, Net (including related party interest).    Net interest expense includes interest incurred related to our revolving facility, bank debt and subordinated sellers note. Net interest expense for the year ended December 31, 2001 decreased $7.6 million, or 18.0%, to $34.9 million from $4.3 million for the period from January 1, 2000 to January 27, 2000 and $38.3 million for the period from January 28, 2000 to December 31, 2000. Interest expense for the period from January 1, 2000 to January 27, 2000 includes $3.1 million of related party debt guarantee and refinance fees that were recorded as an expense of the Predecessor Business. The decrease in net interest expense was mainly attributable to the absence of related party debt guarantee and refinance fees in 2001 and to lower variable interest rates applied to a declining principal balance on the senior bank debt we incurred in connection with the January 2000 acquisition. Interest expense for our revolving credit facility for the period from January 28, 2000 to December 31, 2000 and the year ended December 31, 2001 was $2.1 million and $1.6 million, respectively, including commitment fees. Interest expense for our two term loans was $21.7 million for the period from January 28, 2000 to December 31, 2000 and $15.1 million in 2001. We repaid all amounts outstanding under this bank credit facility in connection with the recapitalization, and entered into a new credit facility. See “—Liquidity and Capital Resources—Our Indebtedness.”

          In connection with the January 2000 acquisition, ASC, Inc. and American Seafoods Holding LLC each issued a long-term subordinated note payable to the seller, Norway Seafoods, which have been pushed down to our financial statements. The principal amounts of these seller notes totaled $95.0 million at issuance and bear interest at the rate of 10% per annum increasing to 12% to the extent interest is not paid in cash, but rather added to the principal amounts of the notes. No cash interest was paid on these notes in 2000 or 2001. Related party interest expense attributable to these seller notes was $9.2 million in 2000 and $12.6 million in 2001. We repaid these notes in connection with the Recapitalization. See “—Liquidity and Capital Resources—Our Indebtedness.”

          Foreign Exchange (Losses) Gains, Net.    Net foreign currency exchange gain attributable to financial derivatives for the year ended December 31, 2001 decreased $11.8 million to $17.7 million from $10.4 million for the period from January 1, 2000 to January 27, 2000 and $19.1 million for the period from January 28, 2000 to December 31, 2000. Of the $11.8 million, $10.4 million was unrealized gain related to the entire change in fair value of derivatives due to a significant decrease in the value of the Japanese yen during the first twenty-seven days of January 2000 prior to our adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Beginning January 28, 2000, the existing forward contracts were designated as hedges and the change in value related to the fluctuation in the value of the Japanese yen was not reflected in earnings. The net unrealized gains related to the ineffective portion (the time value) of the derivatives recognized in earnings during the period from January 28, 2000 to December 31, 2000 and the twelve months ended December 31, 2001 were $16.4 million and $16.2 million, respectively. We recorded realized gains of $2.6 million and $1.7 million related to the change in the ineffective portion of the derivatives which settled during the period from January 28, 2000 to December 31, 2000 and the twelve months ended December 31, 2001. Due to the accounting effects resulting from our adoption of SFAS No. 133, the foreign currency gains (losses) recorded in periods related to the Predecessor Business are not comparable to the foreign currency gains (losses) recorded in periods related to American Seafoods Group LLC.

Seasonality

          The U.S. pollock fishery is split into two distinct seasons, known as the “A” and “B” seasons. The “A” season opens in January and typically ends in April. During the “A” season, pollock carry their maximum quantities of high-value roe, making this season the more profitable one. During the “A” season we also produce other primary products, such as surimi and fillet blocks, although yields on these products are slightly lower in “A” season compared to “B” season due to the high roe content of pollock harvested in the “A” season. Although the “A” season typically accounts for approximately 40% of our year’s total pollock harvest measured by weight, it represents a substantially larger portion of our revenues generated in the same period due to the higher value of roe that is recovered during the “A” season.

          The “B” season occurs in the latter half of the year, typically beginning in July and extending through the end of October. The primary products produced in the “B” season are surimi and fillet blocks. The “B” season typically accounts for approximately 60% of our year’s total pollock harvest.

          The table below shows the Company’s quarterly dispersion, in terms of percentage, for net sales and gross profit for the period from January 1, 2000 through January 27, 2000, the period from January 28, 2000 through December 31, 2000, and for the years ended December 31, 2001 and 2002:

	January 28 through December 31, 2000				2001				2002

	January 28, 2000 through March 31, 2000	Q2 2000	Q3 2000	Q4 2000	Q1 2001	Q2 2001	Q3 2001	Q4 2001	Q1 2002	Q2 2002	Q3 2002	Q4 2002

Net Sales	29%	31%	17%	23%	33%	26%	16%	25%	26%	30%	22%	22%
Gross Profit	41%	34%	10%	15%	50%	16%	16%	18%	33%	29%	24%	14%

Liquidity and Capital Resources

          Our principal liquidity requirements are for working capital, consisting primarily of receivables, inventories, pre-paid expenses, payables and accrued expenses; capital expenditures; and debt service. We will fund our liquidity needs primarily with cash generated from operations and, to the extent necessary, through borrowings under the new credit facility that we entered into as part of the Recapitalization. As of December 31, 2002, we had a $2.0 million outstanding balance under our existing revolving credit facility, which represents a decrease of $10.0 million compared to the $12.0 million outstanding revolver balance at December 31, 2001.

          Our short-term and long-term liquidity needs will arise primarily from: interest expense, which is expected to be between $35 million and $45 million in both 2003 and 2004; scheduled principal repayments on debt, which are expected to be approximately $16.2 million in 2003, $17.9 million in 2004, $20.2 million in 2005, $23.7 million in 2006 and $460.1 million thereafter; capital expenditures, which are expected to be $10.0 million to $14 million in both 2003 and 2004; and working capital requirements as may be needed to support business growth.

          Cash flow from operating activities was $63.8 million, $84.1 million and $90.3 million for the years ended December 31, 2000, 2001 and 2002, respectively.  The increase in cash flow provided by operating activities from 2001 to 2002 was due principally to an increase in operating income resulting primarily from an increase in pollock surimi and block prices, which increased at-sea product margins, and a net decrease in working capital excluding current portion of long-term debt.  The increase in cash flow provided by operating activities from 2000 to 2001 was due principally to an increase in operating income resulting from an increase in pollock harvest and recovery rates, which increased revenue and product margins, and a more favorable Japanese yen exchange rate, partially offset by a net increase in working capital.

          Cash flow used by investing activities was $275.2 million, $13.7 million and $57.5 million for the years ended December 31, 2000, 2001 and 2002, respectively.  The increase in cash used by investing activities from 2001 to 2002 related principally to the acquisition of Southern Pride Catfish, Inc.  The cash used by investing activities in 2001 was due principally to an increase in purchases of property, vessels and equipment, and our equity investment in, and advances made to, Pacific Longline Company LLC prior to the Recapitalization.  The cash used by investing activities in 2000 was due principally to the January 2000 purchase of predecessor assets and vessels plus $24.1 million in a deferred purchase payment to the seller.

Excluding the cash outflow related to the January 2000 acquisition, cash flow used by investing activities was $8.2 million for the year ended December 31, 2000.

          Cash flows from financing activities were net cash outflows of $5.0 million in the period from January 1, 2000 to January 27, 2000, net cash inflows of $235.8 million in the period from January 27, 2000 to December 31, 2000, net cash outflows of $72.5 million in 2001 and net cash outflows of $31.6 million for 2002.

          During the period from January 1, 2000 to January 27, 2000, our cash flows from financing activities were comprised of net repayments of revolving debt of $5.0 million.

          During the period from January 28, 2000 to December 31, 2000, our cash flows from financing activities included borrowings of $185.0 million of long-term debt, net revolving debt borrowings of $28.0 million and capital contributions of $41.5 million. These amounts represent cash flows relating primarily to funding the acquisition. The acquisition, which had a total purchase price of $477.9 million, involved the issuance of seller notes, bank borrowings and the issuance of equity instruments issued by our parent. All debt obligations that we have or will have assumed, that we repaid with proceeds from the offering of the old notes, or that we have guaranteed or our assets are pledged as collateral for, have been pushed down to our financial statements.  In addition to our acquisition funding, our cash flows from financing activities during the period January 28, 2000 to December 31, 2000 include $9.3 million of financing fees and costs, $1.4 million advanced to our parent, and principal payments on our long-term debt of $9.4 million.

          During 2001, our cash flows from financing activities were primarily comprised of borrowings of long-term debt of $3.5 million, principal payments of long-term debt of $47.8 million, net repayments on our revolving debt of $16.0 million and distributions to a member of $11.2 million. We repaid our debt as required by our loan agreements and we paid down our revolving debt to reduce our interest cost and improve our leverage ratio as cash was available from our operating activities. The distributions to our members were made based on estimated tax allocations.

          During 2002, our cash flows from financing activities were primarily comprised of net borrowings and net payments of long-term and revolving debt.  On April 18, 2002, we repaid all of our existing senior debt and seller notes in the amount of $305.6 million in connection with the recapitalization. We entered into new credit facilities in the amount of $445 million, which includes two term loans for $370 million and a revolving credit line of $75 million, and subordinated notes of $175 million.  The total amount borrowed on the term loans and subordinated notes was $545 million, of which $9.5 million had been paid down at December 31, 2002.  There was a $2.0 million outstanding balance on the revolver at December 31, 2002. We have considered and are considering other financing and restructuring transactions that  could lower our cost of capital and/or increase the value of our equity.

          We had $3.4 million of cash and cash equivalents at December 31, 2002.  We believe that this cash, the cash flows we expect to generate from operations, and borrowing capabilities under our new senior credit facility, will be sufficient to meet our liquidity requirements in the foreseeable future.

          Covenant Restrictions.    The senior credit facility imposes restrictions on our ability to make capital expenditures. Additionally, the senior credit facility and the indenture governing the subordinated notes limit our ability to incur additional indebtedness. Such restrictions could limit our ability to respond to certain market conditions, meet our capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants in the senior credit facility also, among other things, restrict our ability and the ability of our subsidiaries to dispose of assets, incur indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, make restricted payments, create liens, make investments, make acquisitions, change the nature of our business, engage in mergers and consolidations, enter into sale and leaseback transactions, make capital expenditures or engage in certain transactions with affiliates. The indenture governing our subordinated notes also imposes similar restrictions on the operation of our business.

     Capital Expenditures

          The majority of our maintenance capital expenditures relate to our catcher-processor fleet and include items such as fishing gear, improvements to vessel factory processing equipment and major scheduled vessel maintenance.  Capital expenditures in these years were funded from cash flows from operations and borrowings under our credit facilities.

	Year Ended December 31,

	2000	2001	2002

	(dollars in millions)
Fishing gear	$1.1	$2.3	$0.8
Machinery and equipment	1.9	4.1	4.6
Major scheduled vessel maintenance	2.1	0.9	2.4
Other	2.9	1.9	0.7

Total capital expenditures	$8.0	$9.2	$8.5

          Major scheduled vessel maintenance costs relate principally to our periodic overhauls and replacements performed generally on a three-year cycle. Since the acquisition of January 28, 2000, these costs are capitalized and depreciated over the period through the next scheduled major vessel maintenance session. Prior to the acquisition, we accrued these costs in advance of incurring them.

          We estimate that we will have capital expenditure requirements in the range of approximately $10.0 million to $14.0 million per year for the next five years. This level of anticipated capital expenditures is primarily due to our capital expenditure cycle where our initial investment in the vessel asset is significant and is typically followed by additional expenditures made to upgrade the factory platform and the additional capital expenditures anticipated as a result of the Southern Pride acquisition. Our vessel platforms include state-of-the-art technological improvements, and we do not believe that any significant capital expenditures are currently required to improve the level of performance of our at-sea processing operations. As a result, we are currently in a proactive general maintenance phase to ensure that our vessels remain in the best operating condition.

          In addition to capital expenditures, we spent $7.2 million, $7.6 million and $7.6 million on vessel maintenance, which were expensed during the years ended December 31, 2000, 2001 and 2002, respectively.

     Our Indebtedness

          Old Senior Credit Facility.  In connection with our acquisition by Centre Partners in January 28, 2000, we entered into a revolving credit and term loan agreement with a syndicate of lenders, the administrative agent of which was Bank of America, N.A.  This agreement provided for $250.0 million in term loans ($175.0 million Term A and $75.0 million Term B) and $60.0 million in revolving credit.  In connection with the April 18, 2002 Recapitalization, we repaid all indebtedness under our old senior credit facility.

          New Senior Credit Facility.  In connection with the April 2002 Recapitalization, we entered into a senior credit agreement with a syndicate of banks, the administrative agent of which is Bank of America, NA  Our credit agreement, as amended and restated, consists of a $75.0 million revolving credit facility with an initial $5.9 million drawn at closing, and $370.0 million in term loans ($90.0 million Term A and $280.0 million Term B).  Our obligations under the credit facility are secured by substantially all our assets.  The agreement subjects us to various restrictive covenants, including limitations on our ability to prepay indebtedness (including our subordinated notes), incur additional indebtedness, and requirements that we maintain specified financial ratios, such as maximum total leverage, minimum interest coverage and minimum fixed charge coverage.

          Our ability to comply in future periods with the financial covenants in the new credit facility will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control, and will be substantially dependent on the selling prices for our products and our ability to successfully implement our overall business strategies.

          Subordinated Seller Notes.  In connection with our acquisition by Centre Partners in January 2000, ASC, Inc. and American Seafoods Holdings LLC each issued a note to the seller, Norway Seafoods, each of which was pushed down to our financial statements.  These notes were in the principal amounts of $50.0 million and $45.0 million, respectively, and bore interest at the rate of 10% per annum, increasing to 12% to the extent interest was not paid in cash.  Any interest not paid in cash was added to the principal amounts of the notes.  No cash interest was paid on these notes in 2000 or 2001.  The notes were scheduled to mature on January 28, 2010.  In connection with the April 18, 2002 recapitalization, we repaid these notes plus related accrued interest.

          SEC Registered Notes.  On April 18, 2002, we completed a private offering of $175.0 million principal amount of 10 1/8% Senior Subordinated Notes due 2010.  A registration statement under the Securities Act registering these notes became effective on October 15, 2002.  On November 20, 2002, we completed our exchange offer of the privately-placed notes for SEC registered notes.  All of the privately-placed notes were exchanged for registered notes.  The indenture, dated as of April 18, 2002, among us, the guarantors and Wells Fargo Bank Minnesota, National Association, as trustee, contains provisions that define the rights of holders of the SEC  registered notes.

    Contractual Obligations and Commercial Commitments.

          The following table provides aggregated information about the Company's contractual obligations as of December 31, 2002.

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-Term Debt	$538,066	$16,173	$38,117	$50,369	$433,407
Capital Lease Obligations	—	—	—	—	—
Operating Leases	3,147	831	1,256	1,060	—
Unconditional Purchase Obligations 1	31,220	17,160	14,060	—	—
Other Long-term Obligations	17,646	552	13,116	1,961	2,017

Total Contractual Cash Obligations	$590,079	$34,716	$66,549	$53,390	$435,424

1.	Unconditional purchase obligations assume total allowable catch and allocated quotas at 2003 levels.

In addition to the above, the Company is obligated to purchase up to 5 million pounds of catfish per year from SPC's previous owner at a price that is based on a market index. The term of this obligation is ten years. The Company had no significant commercial commitments as of December 31, 2002.

Critical Accounting Policies and Estimates

          Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements:

          Foreign exchange contracts.    Since January 28, 2000, we record gains and losses on foreign currency transactions in other income and expense following Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Foreign exchange contracts are used to hedge the variability of future cash flows associated with Japanese yen denominated sales due to changes in foreign currency exchange rates. The effectiveness of the hedged transactions is measured by changes in spot rates and the gain or loss resulting from the change in time value is recognized currently in earnings. The unrealized gains and losses resulting from the change in spot rates, or the effective portion, are recorded in other comprehensive income. These gains and losses are recognized in revenues when the forecasted sales have occurred. Gains and losses resulting from the ineffective portion of the hedge, which generally relate to the time value component of the contract, are recognized currently in earnings.

          Our profitability depends in part on revenues received in Japanese yen as a result of sales in Japan. During 2002, our Japanese sales represented 40.7% of our total revenues. A decline in the value of the yen against the U.S. dollar would adversely affect our earnings from sales in Japan. Fluctuations in currency are beyond our control and are unpredictable. From January 1 through December 31, 2002, the value of the dollar decreased 9.6% against the JPY, from 131.26 JPY per USD to 118.64 JPY per USD.  While we conduct hedging activities to mitigate the risk of currency fluctuations, these hedging activities may not be sufficient to provide complete protection against loss, and accordingly any such fluctuations could adversely affect our revenues.

          Acquisition and pushdown accounting.    On January 28, 2000, American Seafoods, L.P., our parent company, acquired us in a business combination accounted for as a purchase. Accordingly, all of our assets and liabilities were recorded at their estimated fair market values as of the date of the acquisition.

          To the extent that any of the debt issued in connection with the acquisition was assumed by us, repaid with the proceeds of the offering of the old notes, or guaranteed or secured by our assets, the debt and the related interest expense and debt issuance costs have been recorded in our financial statements. The goodwill resulting from the purchase has also been recorded in our financial statements.  In addition, expenses incurred by our parent have been recorded in our financial statements to the extent that such expenses related to or benefited our operations.

          In December 2002, the Company acquired Southern Pride Catfish Company, Inc. as described in Note 20 to the consolidated financial statements (the Acquisition of Southern Pride Catfish).  “See Item 8 – Financial Statement and Supplementary Data – Note 20.”  A portion of the net book value of the Company’s property and equipment represents amounts allocated to those assets as part of the allocation of the purchase price in the SPC Acquisition.  The allocation of the purchase price in a business combination under the purchase method of accounting is based on fair value estimates, which are subjective.  Management is required to estimate the fair values of assets and liabilities as of the SPC Acquisition date.  For property and equipment, an estimate of fair market value was determined based on replacement cost and age of the assets.  Inventories were valued at fair value less costs to sell and a normal profit margin.  Intangible assets acquired, including the trade name and customer relationships, were valued by discounting estimated future cash flows.  Other assets and liabilities were allocated purchase price based on the carrying value as management determined that carrying value approximated fair value.  The excess purchase price over the fair value of the net assets acquired was recorded as goodwill.  The Company reviews the carrying value of goodwill annually and when events and changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations.

          Cooperative rights.    An identifiable intangible asset, cooperative rights, was recorded at its estimated fair value of $138.2 million in connection with the acquisition on January 28, 2000. This estimated fair value was determined using a discounted cash flow analysis by comparing the expected discounted cash flows under the cooperative system to the cash flows under the former Olympic style system, which means that any vessel licensed to operate in the fishery may harvest as much fish as possible until the fishery’s aggregate seasonal quota allocation has been reached.

          From January 2000 to October 2001, the cooperative rights intangible asset was amortized on a straight-line basis over 59 months, which was the remaining life of the pollock conservation cooperative agreement. Beginning in November 2001, as a result of changes to the American Fisheries Act, we changed the life of our cooperative rights to 23.2 years, which matches the average remaining lives of the vessels, as the American Fisheries Act specifies vessels to which the cooperative rights apply.

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

          We incur expenses to repair and maintain our vessels. Repairs and ordinary maintenance are expensed as incurred. Significant additions and improvements are capitalized. As a condition to maintaining our Det Norske Veritas class certification, the highest vessel certification in the industry, the vessels must undergo scheduled major shipyard maintenance at intervals of three to five years. As a part of this scheduled maintenance, we may also have major vessel components overhauled. The costs for this major shipyard maintenance are capitalized and charged to operations on a pro rata basis during the period through the next scheduled major shipyard maintenance.

          Segment information.     We have one reportable segment, harvesting and processing ocean whitefish. The processing of these seafood products occurs both on our vessels while at sea and at our facilities in New Bedford, Massachusetts.  Catfish and other products were less than 10% of our sales and assets as of December 31, 2002. Prior to the SPC Acquisition, substantially all of the seafood products produced and sold were supported by the same executive management team and shared common customer and distribution functions. We do not allocate indirect expenses, including amortization of intangibles and interest expense, to any product lines or reporting segments. Accordingly, we do not maintain separate comprehensive profit and loss accounts for these product lines. In the opinion of our management, all product lines that exceed 10% of revenues, net income and total assets possess similar economic characteristics and meet the aggregation criteria described in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

New Accounting Pronouncements

          See “Item 8. Financial Statements and Supplementary Data--Note 1.”

Inflation

          We do not expect inflation to have a significant impact on our business, financial condition or results of operations. Historically, we generally have been able to offset the impact of inflation through a combination of productivity improvements and price increases.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

          Market Pricing.   The sale of pollock roe is our highest margin product within ocean whitefish.  The price of pollock roe is heavily influenced by the size and condition of roe skeins, color and freshness and the maturity of the fish caught.  In addition, pollock roe prices are influenced by anticipated Russian and U.S. production and Japanese inventory carryover, as pollock roe is consumed almost exclusively in Japan. A decline in the quality of the pollock roe that we harvest or in Japanese demand could cause a decline in the market price of pollock roe, which would reduce our margins and revenues. Average roe prices per kilogram were 2,856 yen, 2,240 yen and 1,906 yen per kilogram for the years ended December 31, 2000, 2001 and 2002, respectively.

          Foreign Currency, Interest Rate and Commodity Hedging.   We are exposed to cash flow and earnings market risk from certain changes in the yen foreign currency exchange rate due to the significance of our sales into Japan, and to interest rates and diesel fuel prices. To mitigate the risk related to these factors, we utilize forward currency contracts and other derivative commodity instruments, principally futures contracts. As of December 31, 2002, we had open foreign exchange contracts maturing through October 30, 2006 with total notional amounts of $435.0 million, including $170 million subject to extension agreements.

          Prior to the acquisition of our business by Centre Partners in January 28, 2000, Aker, the parent of Norway Seafoods, had entered into a currency forward transaction with Sparebanken NOR and a forward transaction with Den norske Bank ASA.  On January 28, 2000, in connection with the acquisition by Centre Partners, Aker entered into an agreement with us whereby Aker is obligated to pay us all amounts less a nominal fee that Aker receives from Sparebanken NOR or Den norske Bank ASA, and we are obligated to pay Aker all amounts that Aker must pay to Sparebanken NOR or Den norske Bank ASA. Aker also had, as of December 31, 2002, exercisable foreign currency options with Sparebanken NOR with total notional amounts of $55.0 million relating to the period October 31, 2003 through July 29, 2005.  Pursuant to the January 28, 2000 agreement, Aker is obligated to pay us all amounts less a nominal fee that Aker receives from Sparebanken NOR and we are obligated to pay Aker all amounts that Aker must pay to Sparebanken NOR. These options will become forward foreign currency exchange contracts at our election or in the event that the dollar-yen spot exchange rate is at or below 94.00 Japanese yen per one US dollar at any time before July 29, 2003.

          In connection with our foreign exchange contracts, we also have extension agreements to enter into foreign exchange agreements that expire between March 2004 and December 2005, and March 2006 and December 2007. These extension agreements would become binding and effective only if the spot price falls to a rate below a pre-specified level (the trigger price) on or before December 2005.  If the spot rate does not reach the trigger price on or before December 2005 we would have no right or obligation with respect to any of these extension agreements. The trigger price for these extension agreements is 99.00 Japanese yen per one U.S. dollar and the notional amounts for each of these extension agreements is $50.0 million. The extension agreements, if exercised, provide that we receive US dollars in exchange for Japanese yen.  We also have extension agreements to enter into additional foreign exchange contracts with Aker that expire between October 2003 and August 2005 that have similar terms as the ones described above. The trigger price is 94.00 Japanese yen per one U.S. dollar, the notional amounts are $70.0 million and the trigger end date is July 28, 2003.

          At December 31, 2002, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts, which were staggered over a rolling 36-month timeframe, to changes in exchange rates. A hypothetical adverse yen exchange rate movement of 1% against our forward foreign exchange contracts would have resulted in a potential loss in fair value of these contracts of approximately $2.7 million. All such losses on these forward foreign exchange contracts would have been substantially offset by gains on the related underlying Japanese yen sales transactions that we have hedged.

          Fuel hedges are entered into whereby we pay a fixed price per gallon and receive a floating price per gallon with the payments being calculated on a notional gallon amount of approximately 85% of our next 12 month estimated fuel usage and approximately 60% of months 13 through 24 estimated fuel usage over the term of the contracts through November 30, 2004. The objective of the swap agreements is to hedge the variability of future fuel prices. These instruments are considered to be substantially fully effective and, therefore, substantially all unrealized gains and losses at year-end are recognized as a component of other comprehensive income.   An adverse change in fuel prices, such as what has occurred in recent months, will not have a material impact on the average fuel price paid by the Company during the term of the open fuel hedge contracts.  The average hedged prices per gallon related to contracts maturing from January 2003 through November 2004 are lower than the 2002 average fuel price per gallon.

          Interest Rates.    Our senior credit facility requires us to hedge the interest rate on a portion of the outstanding senior debt to convert such debt to fixed-rate debt. We are required to enter into hedging transactions such that no less than 50% of the aggregate principal amount of the term loans and the senior subordinated notes is effectively fixed rate debt until April 18, 2005.

          We use various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps. We have variable-to-fixed interest rate swap agreements whereby we pay a fixed rate and receive a floating rate with the interest payments being calculated on a notional amount of $36.0 million through March 15, 2003. The objective of the swap agreements is to hedge the variability of future cash flows associated with changes in variable interest rates. Gains and losses are recognized in earnings at the interest payment dates throughout the year. On March 15, 2003, these interest swap instruments were settled at their contractually specified terms.

          In addition to interest rate swaps, we have an interest rate cap with a notional amount of $29.5 million maturing in 2003. The cap rate is 9.0% and the variable rate is the U.S. dollar three-month LIBOR. On March 15, 2003 this interest cap instrument was settled at its contractually specified terms. We also have an interest rate cap with a notional amount of $72.5 million maturing in 2005. The cap rate is 5.0% and the variable rate is the U.S. dollar three month LIBOR. The fair value of these instruments was not significant at December 31, 2002. As of March 16, 2003, the Company entered into an interest rate cap with a notional amount of $21.0 million in 2003 through June 16, 2005. The cap rate is 5.0% and the variable rate is the U.S. dollar three month LIBOR.

          In addition to the interest hedges applicable to our senior debt, interest on our senior subordinated notes has a fixed rate. Approximately 58% of our total debt effectively has a fixed rate as of December 31, 2002.  Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At December 31, 2002, the effect of a 1% increase in the interest rate, assuming the interest rate remains below the hedged cap rate, as applied to our floating rate debt would result in a $2.2 million increase in interest expense.  Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants and Independent Auditors’ Report	35

Consolidated Balance Sheets as of December 31, 2001 and 2002	37

Combined Statements of Operations for the Predecessor Business for the period from January 1, 2000 to January 27, 2000 and Consolidated Statements of Operations for the period from January 28, 2000 to December 31, 2000 and for the years ended December 31, 2001 and 2002	38

Combined Statements of Equity (Deficit) for the Predecessor Business for the period from January 1, 2000 to January 27, 2000 and Consolidated Statements of Members’ Interest (Deficit) for the period from January 28, 2000 to December 31, 2000 and for the years ended December 31, 2001 and 2002	39

Combined Statements of Cash Flows for the Predecessor Business for the period from January 1, 2000 to January 27, 2000 and Consolidated Statements of Cash Flows for the period from January 28, 2000 to December 31, 2000 and for the years ended December 31, 2001 and 2002	41

Notes to Combined and Consolidated Financial Statements	42

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of American Seafoods Group LLC:

          We have audited the accompanying consolidated balance sheets of American Seafoods Group LLC and subsidiaries (a Delaware Limited Liability Company) as of December 31, 2000 and 2001 and the related consolidated statements of operations, equity and cash flows for American Seafoods Group LLC and subsidiaries for the period from January 28, 2000 to December 31, 2000 and the year ended December 31, 2001 and for the Predecessor Business for the year ended December 31, 1999 and the period from January 1, 2000 to January 27, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Seafoods Group LLC and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for the period from January 28, 2000 to December 31, 2000 and the year ended December 31, 2001 and the results of the operations and cash flows of the Predecessor Business for the year ended December 31, 1999 and the period from January 1, 2000 to January 27, 2000 in conformity with accounting principles generally accepted in the United States.

          As discussed in Note 1, on January 28, 2000, the Company was acquired in a transaction accounted for as a purchase. The purchase accounting resulted in all assets and liabilities being recorded at their estimated fair values. All goodwill and debt have been pushed down to the financial statements of the Company. Also, the Company changed its method of accounting for major scheduled vessel maintenance and accounting for derivative instruments, effective with the acquisition. Accordingly, the consolidated financial statements for periods subsequent to the acquisition are not comparable to the Predecessor Business financial statements presented for prior periods.

/s/ ARTHUR ANDERSEN, LLP

Seattle, Washington February 1, 2002

(1)	This Report of Independent Public Accountants is a copy of a report that was previously issued by Arthur Andersen, LLP and has not been reissued.

INDEPENDENT AUDITORS’ REPORT

The Members of
American Seafoods Group LLC:

          We have audited the accompanying consolidated balance sheet of American Seafoods Group LLC and subsidiaries (the Company) as of December 31, 2002 and the related consolidated statements of operations, members’ interest (deficit) and comprehensive income (loss) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The combined financial statements of the predecessor business for the period January 1, 2000 to January 27, 2000, and the consolidated financial statements of the Company for the period January 28, 2000 to December 31, 2000, and as of and for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors' report, dated February 1, 2002, on those financial statements was unqualified, before the revisions and restatement of disclosures described in Note 1 to the financial statements, and included an explanatory paragraph that described a purchase transaction and the change in the Company's method of accounting for major scheduled vessel maintenance and accounting for derivative instruments effective with the acquisition discussed in Note 1 to the financial statements.

          We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Seafoods Group LLC and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

          As discussed above, the January 28, 2000 through December 31, 2000 and the 2001 consolidated financial statements of American Seafoods Group LLC were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by American Seafoods Group LLC as of January 1, 2002 and to include and restate the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. We audited the adjustment that was applied to restate the disclosures for equity-based compensation for the year ended December 31, 2001. In our opinion, such adjustment is appropriate and has been properly applied and the disclosures for January 28, 2000 through December 31, 2000 and for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the January 28, 2000 through December 31, 2000 or the 2001 consolidated financial statements of American Seafoods Group LLC and subsidiaries other than with respect to such adjustment and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the January 28, 2000 through December 31, 2000 or the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

March 17, 2003 Seattle, Washington

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—AS OF DECEMBER 31, 2001 AND 2002
(in thousands)

	2001	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,273	$3,411
Trade accounts receivable, net of allowance of $521 and $452	34,491	25,468
Receivables from related parties	21	78
Inventories	29,256	24,334
Prepaid expenses	10,836	9,755
Unrealized gains on derivatives	23,189	10,262
Other	4,019	1,798

Total current assets	104,085	75,106

PROPERTY, VESSELS AND EQUIPMENT, net	254,337	242,588
OTHER ASSETS
Noncurrent receivables from related parties	252	10,204
Unrealized gains on derivatives	21,692	8,459
Cooperative rights, net of accumulated amortization of $49,988 and $53,751	89,587	84,414
Goodwill, net of accumulated amortization of $12,539	33,021	40,692
Other intangibles, net of accumulated amortization of $2,495 and $3,137	4,490	8,802
Deferred financing fees, net of accumulated amortization of $3,038 and $3,390	6,382	33,333
Other	3,001	5,610

Total other assets	158,425	191,514

Total assets	$516,847	$509,208

LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$37,152	$16,173
Accounts payable and accrued expenses	26,897	29,959
Payables to related parties	4,936	1,414
Unrealized losses on derivatives	589	—

Total current liabilities	69,574	47,546

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	177,389	521,893
Accrued long-term liabilities to related parties	—	12,334
Notes payable to related party plus accrued interest, net of discounts	105,724	—
Fishing rights obligation to related parties in 2001, net of current portion	4,884	4,760
Unrealized losses on derivatives	2,119	4,187

Total long-term liabilities	290,116	543,174

Total liabilities	359,690	590,720

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	2,270	—
MEMBERS’ INTEREST (DEFICIT):
Members’ interest (deficit)	123,818	(75,188)
Accumulated other comprehensive income (loss)	31,069	(6,324)

Total members’ interest (deficit)	154,887	(81,512)

Total liabilities and members’ interest (deficit)	$516,847	$509,208

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

STATEMENTS OF OPERATIONS
(in thousands)

		American Seafoods Group LLC Consolidated

	Predecessor Business, Combined January 1 through January 27, 2000	January 28 through December 31, 2000	2001	2002

SEAFOOD SALES	$9,586	$250,386	$333,287	$322,315
REVENUES—RELATED PARTIES	85	1,593	1,028	1,179
OTHER	48	367	2,524	185

Total revenue	9,719	252,346	336,839	323,679
COST OF SALES, including depreciation of $1,359, $22,043, $34,456 and $32,186	10,741	145,261	187,102	177,371
COST OF SALES—RELATED PARTIES	931	6,715	22,498	20,013

Gross profit (loss)	(1,953)	100,370	127,239	126,295
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, EXCLUDING EQUITY-BASED COMPENSATION	2,011	35,192	57,235	52,703
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES—RELATED PARTIES	—	150	417	722
EQUITY-BASED COMPENSATION	—	—	2,203	20,929
AMORTIZATION OF COOPERATIVE RIGHTS, INTANGIBLES AND GOODWILL AND DEPRECIATION OF OTHER ASSETS	370	35,170	33,877	6,762

Operating profit (loss)	(4,334)	29,858	33,507	45,179

OTHER INCOME (EXPENSE):
Interest expense, net	(747)	(25,249)	(20,295)	(33,664)
Related party interest expense, net	(405)	(13,010)	(14,577)	(4,744)
Related party guarantee and refinance fees	(3,100)	—	—	—
Foreign exchange gains (losses), net	10,381	19,081	17,650	18,982
Loss from debt repayment and related write-offs	—	—	—	(15,711)
Other	33	57	(180)	(61)
Minority interest	—	—	171	—

Total other income (expense)	6,162	(19,121)	(17,231)	(35,198)

Income before income taxes	1,828	10,737	16,276	9,981
INCOME TAX PROVISION (BENEFIT)	638	144	(13)	81

Income from continuing operations	1,190	10,593	16,289	9,900

DISCONTINUED OPERATIONS	—	—	—	(445)

Net income	$1,190	$10,593	$16,289	$9,455

The accompanying notes are an integral part of these consolidated financial statements.

PREDECESSOR BUSINESS COMBINED STATEMENTS OF EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount

BALANCE, December 31, 1999	1,512	40,308	$21,732	$(63,988)	$(1,948)

Net income	—	—	—	1,190	1,190

BALANCE, January 27, 2000	1,512	$40,308	$21,732	$(62,798)	$(758)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ INTEREST (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Members’ Interest (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Members’ Interest (Deficit)	Comprehensive Income (Loss)

BALANCE, January 28, 2000	$—	$—	$—	$—
Capital contribution	108,175	—	108,175	—
Net income	10,593	—	10,593	10,593
Other comprehensive income—
Unrealized gains on derivative instruments designated as hedges, net	—	13,625	13,625	13,625
Translation adjustment	—	(1)	(1)	(1)

BALANCE, December 31, 2000	$118,768	$13,624	$132,392	$24,217

Distributions to members	(11,239)	—	(11,239)	—
Net income	16,289	—	16,289	16,289
Other comprehensive income—
Unrealized gains on derivative instruments designated as hedges, net	—	17,461	17,461	17,461
Translation adjustment	—	(16)	(16)	(16)

BALANCE, December 31, 2001	$123,818	$31,069	$154,887	$33,734

Distributions to members	(206,015)	—	(206,015)	—
Distribution of PLC net assets	(2,446)	—	(2,446)	—
Net income	9,455	—	9,455	9,455
Other comprehensive income (loss)—
Unrealized losses on derivative instruments designated as hedges, net	—	(37,401)	(37,401)	(37,401)
Translation adjustment	—	8	8	8

BALANCE, December 31, 2002	$(75,188)	$(6,324)	$(81,512)	$(27,938)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

STATEMENTS OF CASH FLOWS
(in thousands)

		American Seafoods Group LLC

	Predecessor Business January 1 through January 27, 2000	January 28 through December 31, 2000	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,190	$10,593	$16,289	$9,455
Adjustments to reconcile net income to net cash provided by operating activities—
Loss from discontinued operations	—	—	—	445
Depreciation and amortization	1,729	57,213	68,333	38,948
Unrealized foreign exchange gains/losses, net	(10,381)	(20,185)	(12,976)	(10,763)
Amortization of deferred financing costs	—	1,450	1,588	3,849
Amortization of debt discounts	—	2,814	969	485
Interest accrued to related parties	—	9,236	12,619	—
Interest accrued from related parties	—	(26)	(8)	79
Accretion of other obligations from related party	—	960	989	—
Minority interest	—	—	(171)	—
Equity-based compensation	—	—	2,203	20,929
Deferred income tax provision	5,768	—	—	—
Loss from debt repayment and related write offs	—	—	—	15,711
Other	(27)	—	328	—
Change in operating assets and liabilities net of effects from acquisition of business:
Trade accounts receivable, net	5,616	(1,143)	(19,485)	13,757
Receivables from related parties	15,649	(433)	894	(2,424)
Inventories	1,077	(9,643)	10,534	6,191
Prepaid expenses and other current assets	(10,304)	(2,604)	(1,746)	531
Other assets	(71)	193	(857)	(385)
Accounts payable and accrued expenses	2,573	(5,327)	2,326	2,874
Payables to related parties	7,866	—	2,267	(9,333)

Net cash flows from operating activities	20,685	43,098	84,096	90,349

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of predecessor entities assets and vessels, net of acquired cash	$—	$(242,250)	$—	$—
Deferred purchase payments	—	(24,096)	—	—
Purchases of property, vessels and equipment	(626)	(7,363)	(9,171)	(8,481)
Acquisition of Southern Pride Catfish, net of acquired cash	—	—	—	(43,228)
Advances to Pacific Longline Company LLC before purchase	—	—	(1,381)	—
Purchase of interest in Pacific Longline Company LLC	—	—	(3,648)	—
Loans to related parties	—	(700)	567	(5,670)
Other	—	(167)	(73)	(116)

Net cash flows from investing activities	(626)	(274,576)	(13,706)	(57,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	185,000	3,541	545,000
Principal payments on long-term debt	—	(9,375)	(47,840)	(322,373)
Net borrowings (repayments) on revolving debt	(4,973)	28,000	(16,000)	(10,000)
Payments on other obligations to related party	—	(1,350)	(1,350)	(1,350)
Capital contributions, net	—	41,488	—	—
Financing fees and costs	—	(9,348)	(118)	(36,850)
Advance to parent	—	1,433	519	—
Distributions to parent related to recapitalization	—	—	—	(187,279)
Other distributions to parent	—	—	(11,239)	(18,736)

Net cash flows from financing activities	(4,973)	235,848	(72,487)	(31,588)

Net cash flow from discontinued operations	—	—	—	(128)

Net increase (decrease) in cash	15,086	4,370	(2,097)	1,138
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,397	—	4,370	2,273

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,483	$4,370	$2,273	$3,411

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—CASH PAID DURING THE YEAR FOR:
Interest	$1,777	$23,461	$17,110	$23,492
Income taxes	$—	$581	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS
December 31, 2002

Note 1.    Description of Business and Summary of Significant Accounting Policies

     Description of Business

          American Seafoods Group LLC (ASG) (a Delaware Limited Liability Company) was formed in January 2000.  ASG and its subsidiaries (the Company) produce, market, sell and distribute fish products.  The Company harvests and processes Alaska pollock, cod and catfish, the top three domestic whitefish species in terms of human consumption.  The Company also harvests and processes other species of groundfish, including Pacific whiting (also known as hake) and yellowfin sole.

          The Company produces, markets, sells and distributes fish, primarily Alaska Pollock, products into the United States, Asian, and European markets. The Company owns and operates seven catcher-processors in the Bering Sea and coastal waters off of Washington and Oregon. In addition, the Company owns one catcher-vessel, which it charters outside the U.S. fishing industry. The Company also pursues new fishing opportunities and incurs expenses related to developing new markets for its operations and provides management and marketing services to related party companies.

          The Company also operates a processing plant in New Bedford, Massachusetts and, beginning in December 2002, two catfish processing facilities in Alabama. The Hadley Group LLC, a wholly owned subsidiary, purchases frozen fish products and re-sells them into the United States, Canadian and European markets.  Southern Pride Catfish Company, Inc., a wholly owned subsidiary, produces, markets, sells, and distributes catfish products primarily in the United States market.

          At December 31, 2001, ASG owned a controlling and majority interest in Pacific Longline Company LLC and subsidiaries (PLC).  During 2001, PLC purchased three longline cod fishing vessels.  The assets, liabilities and operations of PLC were included in the consolidated financial statements since the acquisition of the vessels in August 2001.  On April 18, 2002, PLC was distributed to American Seafoods Holdings LLC (Holdings), the parent of ASG. PLC has been presented in the 2002 financial statements as a discontinued operation. The 2001 operations of PLC were not significant to the 2001 financial statements.

     The Acquisition

          On January 28, 2000, American Seafoods, L.P. (ASLP), the parent company of Holdings and the ultimate parent company of ASG, acquired, through its subsidiaries, 100% of the outstanding stock of American Seafoods Company (ASC), six catcher-processors, one catcher-vessel and certain assets and liabilities of Frionor USA including a fish processing plant, equipment and the stock of The Hadley Group (the Acquisition).  ASC already owned one catcher-processor at the time the stock was acquired.  The aggregate purchase price was approximately $477.9 million, including acquisition costs.  The aggregate purchase price was financed through an equity investment ($77.5 million), short-term seller financing ($21.9 million), long-term debt ($280.0 million), and seller long-term subordinated promissory notes ($95.0 million), which were pushed down to the Company’s financial statements.  In addition, ASLP issued a warrant ($3.5 million) for the purchase, at a future date, of ASLP partnership units to Norway Seafoods AS.

    Recapitalization

          On April 18, 2002, the Company completed an offering of subordinated notes in the amount of $175.0 million as part of its recapitalization (the Recapitalization). Concurrently with the offering of the subordinated notes, the Company entered into a new senior credit facility in the amount of $359.0 million including a $75.0 million revolving credit facility. The total amount borrowed was $500.9 million. The proceeds of the Recapitalization were used to:

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

          In addition, the Company distributed to its equityholders cash on hand at the time of the Recapitalization. The aggregate amount distributed to the Company’s equityholders was approximately $203.8 million, including $5.7 million of financing fees paid to a related party out of the distribution and payments for equity-based compensation of $10.8 million.

          At the time of repayment of the debt, the Company had unamortized debt discounts and deferred financing costs of $14.7 million. As a result of the repayment, these amounts were charged to loss from debt repayment and related write-offs on the income statement.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

     Basis of Presentation

          ASG was formed in connection with the Acquisition. As part of the Acquisition, ASC contributed its assets in exchange for ASG member interests with preferred distribution rights. The Acquisition was accounted for as a purchase. All of the debt, assets and goodwill recorded in connection with the Acquisition have been pushed down to the financial statements of the Company.

          The consolidated financial statements of the Company include the accounts of ASG, its wholly-owned subsidiaries American Seafoods Company LLC, American Seafoods International LLC (ASI), The Hadley Group, American Seafoods Processing LLC, New Bedford Seafoods LLC, American Seafoods Company Japan Ltd., American Challenger LLC, American Dynasty LLC, American Triumph LLC, Northern Eagle LLC, Northern Hawk LLC, Northern Jaeger LLC, Ocean Rover LLC, Katie Ann LLC and since December 16, 2002, Southern Pride Catfish LLC (SPC) and Southern Pride Catfish Trucking Inc. ASG has no independent assets or operations. Guarantees of the Company’s debt by subsidiaries are full and unconditional and joint and several, any subsidiaries other than the subsidiary guarantors are minor, and there are no significant restrictions on the ability of ASG or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.

          For periods prior to the Acquisition, the assets and operations of the businesses purchased as part of the Acquisition have been combined (the Predecessor Business includes the accounts of ASC, NJ Vessel Corporation, Inc., Resource Group International, Inc., The Hadley Group, Frionor USA, Inc. and American Seafoods Company Japan Ltd., which were under common control).

          All significant intercompany transactions and balances have been eliminated in consolidation of the Company and combination of the Predecessor Business.

     Use of Estimates

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

          Significant estimates impacting the financial statements include the estimated fair values of the assets and liabilities at the Acquisition, the amortization life of cooperative rights, and prior to January 1, 2002, goodwill, the effectiveness of hedges against risks of foreign currency, interest and fuel price changes, and equity-based compensation.

     Concentration of Risk

          The Company’s operations are concentrated in the fishing and seafood industry. Material changes in these industries have had and could have a significant impact on the Company.

          In October 1998, the U.S. Congress passed the American Fisheries Act (the AFA). Certain restrictions were imposed as a result of the AFA, including the following:

•	The Company is not allowed to harvest more than 17.5% of the directed Pollock catch in any given year; and

•	The AFA limits participation in the catcher-processor sector to nineteen specified vessels, of which the Company owns seven, and one other vessel.

          When passed, the AFA included a sunset provision that caused certain key provisions to expire on December 31, 2004. The AFA was amended in November 2001 to remove the December 31, 2004 sunset provision of the original AFA.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

     Cash and Cash Equivalents

          The Company considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents.

     Accounts Receivable and Revenue Recognition

          The Company recognizes revenues and records accounts receivable balances when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. The allowance for doubtful accounts reflects management’s estimate of probable losses inherent in the accounts receivable balance.  Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.  It is the Company’s policy to write off accounts as collectibility becomes remote. In 2001 and 2002, the Company incurred an immaterial amount of such writeoffs.

     Inventories

          Inventories, which consist of processed seafood and certain raw materials, are stated at the lower of cost or market. Cost includes materials, labor, and manufacturing overhead related to harvesting and processing  inventories.  The average cost method is used to cost ASI and SPC inventories, which together represented approximately 57% and 55% of consolidated total inventories at December 31, 2001, and 2002, respectively. The first-in, first-out method is used to cost all other inventories.

     Property, Vessels and Equipment

          Property, vessels and equipment are stated at cost. Significant additions and improvements are capitalized while repairs and ordinary maintenance are expensed as incurred. Depreciation of property, vessels and equipment is provided using the straight-line method over the assets’ estimated useful lives as follows:

Buildings	39 years
Vessel hulls	25 years
Machinery and equipment	3 to 7 years
Fishing gear	2 to 4 years
Other equipment, furniture and fixtures	1 to 5 years

          Office leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the respective lease terms, generally 3 to 5 years.

          For the Predecessor Business, estimated charges for major scheduled vessel maintenance were accrued in advance and charged to operations on a pro rata basis during the period preceding scheduled major maintenance.

          For the periods since the Acquisition, actual costs of major scheduled vessel maintenance are capitalized and depreciated over the period through the next major scheduled vessel maintenance, which is generally performed on a three-year cycle.

     Impairment of Long-Lived Assets and Long-lived Assets to Be Disposed Of

          Long-lived assets and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

future net cash flows expected to be generated by the asset. If the carrying amount of the asset is less than the expected future net cash flows, undiscounted and without interest, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Foreign Currency

          Prior to the Acquisition, the Predecessor Business did not consider foreign currency forward contracts to be hedges for financial accounting purposes, and the contracts were accordingly carried on the financial statements at their fair market values, with changes in values recognized in other income and expense. The market prices at the end of each period were used to estimate the fair market value of these contracts.

          Beginning on January 28, 2000, the Company records gains and losses on foreign currency transactions in other income and expense. Foreign currency forward contracts related to forecast sales are designated as hedges and gains and losses resulting from the effective portion of the hedge, which generally relate to changes in spot rates, are deferred and included in income when the forecasted sales occur. Gains and losses resulting from the ineffective portion of the hedge, which generally relate to the time value component of the contract, are recognized currently in earnings.

     Cooperative Rights

          An identifiable intangible asset, cooperative rights, was recorded at its estimated fair value of $138.2 million in connection with the Acquisition. From January 28, 2000 to October 2001, the cooperative rights intangible asset was amortized on a straight-line basis over 59 months, which was the remaining life of the Pollock conservation cooperative agreement. Beginning in November 2001, as a result of changes to the AFA, the Company changed the life of the cooperative rights to 23.2 years, which matched the average remaining lives of the vessels, as the AFA specifies vessels to which the cooperative rights apply. Amortization of cooperative rights for the period from January 28, 2000 to December 31, 2000, and the years ended December 31, 2001 and 2002 was $25.9 million, $24.1 million, and $3.8 million, respectively.  The amortization of cooperative rights for each of the next 5 years is expected to be approximately $3.8 million per year.

     Goodwill

          As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and  ceased amortization of goodwill. Amortization of goodwill for the predecessor business for the period January 1, 2000 to January 27, 2000 was not significant. Net income, adjusted to exclude amortization expense related to goodwill, was as follows:

	January 28 through December 31 , 2000	Year Ended December 31, 2001

	(dollars in thousands)
Reported net income	$10,593	$16,289
Add back: Goodwill amortization	6,013	6,526

Adjusted net income	$16,606	$22,815

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

Beginning January 1, 2002, the Company assesses goodwill for impairment by applying a fair value based test at least annually. The Company has performed the fair value based assessment of goodwill as of January 1, 2002. Based upon this assessment, management believes goodwill was not impaired upon the implementation of this standard. The company also assessed its goodwill for impairment during the fourth quarter of 2002 and again determined that goodwill was not impaired.

     Other Intangibles

          On January 28, 2000, the Company entered into a Fishing Rights Lease Agreement with Rebecca Ann Fisheries, Inc., or Rebecca Ann, a subsidiary of Norway Seafoods, pursuant to which Rebecca Ann leased the Company its right to harvest the entire portion of the total allowable catch allocated to it under the Pollock Conservation Cooperative program. The Company is obligated under the agreement to make annual payments in the amount of $1.3 million. The Company also has the option to purchase Rebecca Ann’s fishing rights for $850,000 upon expiration of this agreement on December 31, 2008. This obligation was recorded as a liability at January 28, 2000 of $7.0 million, which equaled its net present value.  Interest expense relating to this obligation for the period from January 28, 2000 to December 31, 2000 and for the years ended December 31, 2001 and 2002 was  $1.0 million, $1.0 million, and $0.9 million, respectively. The balance of this obligation was $6.2 million and $5.9 million at December 31, 2001, and 2002, respectively.  On January 29, 2003 the Company purchased substantially all the rights from Rebecca Ann (see Note 21).

          The fishing rights were recorded as an intangible asset at their fair value as of January 28, 2000 and amortized over the same period as the cooperative fishing rights as described above. Amortization expense for the period from January 28, 2000 to December 31, 2000 and for the years ended December 31, 2001 and 2002 was $1.3 million, $1.2 million, and $0.6 million, respectively. Amortization for each of the next five years is expected to be $0.6 million per year.

          On December 16, 2002, ASG purchased substantially all of the assets of SPC (see Note 20 for further discussion). The preliminary allocation of the purchase price included approximately $4.9 million in intangible assets. These acquired intangible assets consist principally of a trade name and customer-based intangibles, each of which has an estimated amortization life of ten years. Amortization for each of the next five years is expected to be $0.5 million per year.

     Loss from Debt Repayment and Related Write-offs

          In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement revised the criteria for the classification of gains and losses from extinguishments of debt as an extraordinary item. Management reviewed these criteria and determined that the loss from debt repayment and related write-offs does not meet the criteria to be classified as an extraordinary item. The Company was not required to adopt SFAS No. 145 until January 2003. However, the Company elected to early adopt SFAS No. 145, as encouraged by the provisions of that statement during the second quarter of 2002. Accordingly, the loss from debt repayment and related write-offs is not considered extraordinary.

     Deferred Financing Fees and Debt Discounts

          Financing fees and costs have been deferred and are amortized as a component of interest expense using the straight-line method, which approximates the effective interest method over the term of the debt.

          Certain related party debt instruments have been discounted in these statements as the stated interest rates are considered to be below market rates for loans with similar conditions and restrictions. These discounts are amortized over the period of the restrictions.

     Minority Interest

          During August 2001, the Company and two unrelated third parties formed PLC, a limited liability company set up to purchase and operate three fishing vessels. Each vessel is owned by a wholly owned subsidiary of PLC, Lilli Ann LLC, North Cape LLC and Deep Pacific LLC. At December 31, 2001, the

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

Company owned 60% of PLC and consolidated PLC in these financial statements and recorded the 40% minority interest. Subsequent to December 31, 2001, the Company acquired an additional 20% of PLC in exchange for the issuance of partnership units of American Seafoods Holdings (Holdings), a parent of the Company and a wholly owned subsidiary of ASLP.

          On April 18, 2002, in connection with the Recapitalization, the Company distributed all of its  interest in PLC to Holdings. As of December 31, 2002, none of the assets or liabilities of PLC were included in the Company’s consolidated balance sheet. There was no gain or loss recognized on the distribution as the book value approximated fair value at the distribution date. Since the amounts for the 2001 period were not significant, the 2001 financial statements have not been changed to reflect PLC as a discontinued operation.

     Subsidy Income

          In 1988, the Predecessor Business received approximately $7.7 million in subsidies from the Norwegian government for the purpose of converting the American Empress and the American Dynasty vessels to catcher-processors. The subsidies were recorded as other revenue over the remaining lives of the vessels. The total recognized for the period from January 1, 2000 to January 27, 2000 was approximately $28,000. The deferred subsidy income was not recorded as part of the purchase accounting for the Acquisition, as there was no remaining obligation assumed.

     Shipping

          Carrier shipping charges are classified within selling, general and administrative expenses in the statements of operations. The total charged to the period from January 1, 2000 to January 27, 2000, the period from January 28, 2000 to December 31, 2000, and the years ended December 31, 2001 and 2002 was $0.4 million, $12.7 million, $24.0 million and $23.1 million, respectively.

     Advertising Costs

          The cost of advertising is expensed as incurred.  Advertising expenses incurred during fiscal years 2000, 2001, and 2002 were not material to the Company’s operating results.

     Equity-Based Compensation

          Certain employees of the Company have equity-based compensation arrangements, which grant them options to acquire partnership units of ASLP, the Company’s parent.  The related compensation cost has been pushed down to the Company’s financial statements and the deferred compensation has been recorded as accrued expenses.

          The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, to account for its equity-based compensation plans.  SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for equity-based compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The Predecessor Business had no equity-based compensation arrangements. The following table illustrates the effect on net income if the fair-value-based method had been applied to all awards in each period.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

Dollar Amounts in thousands	January 28 through December 31, 2000	2001	2002

Net income, as reported	$10,593	$16,289	$9,455
Add equity-based employee compensation expense included in reported net income, net of tax	—	2,203	20,929
Deduct total equity-based employee compensation expense determined under fair-value-based method for all awards, net of tax	197	527	5,600

Pro forma net income	$10,396	$17,965	$24,784

          The fair value equity-based compensation expense for the year ended December 31, 2001 of $527 has been adjusted from amounts previously disclosed of $4,846. The adjustment was necessary in order to eliminate the effect of remeasuring the fair value of the awards as of December 31, 2001 as all awards were equity instruments at the grant date. Under the fair value method, the per unit value of a variable equity award is not remeasured subsequent to the grant date.

    Income Taxes

          Prior to the Acquisition, all of the entities that comprised the Predecessor Business were taxable entities. The tax provision for periods prior to January 28, 2000 reflect the income taxes calculated as if the Predecessor Business was a stand-alone taxpayer.

          For the periods since the Acquisition, the income tax accounts reflected on these financial statements relate solely to The Hadley Group and Southern Pride Catfish Trucking, Inc., both of which are taxable entities. All other entities are flow through entities for tax purposes.

          In connection with the purchase accounting for the Acquisition, ASC recorded a net deferred tax liability in the amount of $38.9 million relating to the difference in the book basis and tax basis of its assets and liabilities. This deferred tax liability has not been pushed down to the Company’s financial statements due to the flow through nature of ASG and all significant subsidiaries. The retention of the deferred tax liability by ASC is reflected in the Company’s equity statement as ASC has contributed all of its assets and obligations, other than the deferred tax liability, to ASG in exchange for preferred member interests.

       Segment information.   We have one reportable segment, harvesting and processing ocean whitefish. The processing of these seafood products occurs both on our vessels while at sea and at our facilities in New Bedford and Massachusetts. Prior to the SPC acquisition, substantially all of the seafood products produced and sold were supported by the same executive management team and shared common customer and distribution functions. We do not allocate indirect expenses, including amortization of intangibles and interest expense, to any product lines or reporting segments. Accordingly, we do not maintain separate comprehensive profit and loss accounts for these product lines. In the opinion of our management, all product lines that exceed 10% of revenues, net income and total assets possess similar economic characteristics and meet the aggregation criteria described in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

     New Accounting Pronouncements

          In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for the Company beginning January 1, 2003. The provisions of this statement are not expected to have a material impact on the Company’s financial position or results of operations.

          In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 requires companies to recognize costs associated with exit or disposal activities

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 will supersede accounting guidance previously provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002. The provisions of this statement are not expected to have a material impact on the Company’s financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 SFAS No. 148 requires companies who are utilizing the intrinsic value method to account for stock issued to employees as identified by APB 25, Accounting for Stock Issued to Employees, to expand disclosures about to the fair value method as identified by SFAS No. 123, Accounting for Stock-Based Compensation and provides alternative methods to transition to the fair value method. Management is evaluating whether to transition to the fair value method, and has included the disclosures required by SFAS No. 148.

        In November 2002, the FASB issued interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize and record an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of this interpretation is not expected to have a material effect on the Company's financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation provision of the interpretation applies immediately to variable interest entities created, and to variable interest entities in which the Company obtains an interest, after January 31, 2003. The Company will also be required to apply the consolidation provisions of the interpretation as of the beginning of the third quarter of 2003 to variable interest entities in which its interest was acquired prior to February 1, 2003. Implementation of Interpretation No. 46 is not expected to have a material effect on the Company's financial position or results of operations.

Note 2.    Geographic Information

          The Company attributes sales to and revenues from customers in different geographical areas on the basis of the location of the customer. Export sales from the United States consist principally of processed roe and surimi to Japan.  Substantially all long-lived assets are located in the United States and substantially all North America sales are to customers in the United States.

          Seafood sales by geographic region, including sales to related parties, were (in thousands):

	January 1 through January 27, 2000	January 28 through December 31, 2000	2001	2002

Japan	$475	$112,846	$141,324	$131,042
North America	7,528	97,529	114,022	108,323
Europe	588	11,086	42,173	50,440
Other Asia	995	29,287	35,858	32,510

	$9,586	$250,748	$333,377	$322,315

Note 3.    Inventories

          Inventories at December 31, 2001 and 2002 consist of the following (in thousands):

	2001	2002

Fish blocks and surimi	$18,969	$14,457
Finished seafood products	9,773	9,374
Breading, batter and packaging	514	503

	$29,256	$24,334

Note 4.    Prepaid Expenses

          Prepaid expenses at December 31, 2001 and 2002 consist of the following (in thousands):

	2001	2002

Additives and packaging	$3,684	$4,440
Prepaid product freight	2,418	1,186
Fuel	1,005	798
Prepaid insurance	1,370	1,410
Fishing gear supplies	294	364
Deposits	345	226
Other	1,720	1,331

	$10,836	$9,755

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

Note 5.    Property, Vessels and Equipment

          Property, vessels and equipment at December 31, 2001 and 2002 consist of the following (in thousands):

	2001	2002

Vessels and related equipment	$290,963	$289,873
Land	1,082	1,470
Building	4,756	10,777
Machinery and equipment	11,060	26,573
Fishing gear	5,406	5,388
Office equipment, furniture and fixtures	3,369	3,645
Office leasehold improvements	603	636

	317,239	338,362
Less accumulated depreciation and amortization	(62,902)	(95,774)

	$254,337	$242,588

          Depreciation and amortization was $1,421, $23,976, $36,548 and $36,492 for the period from January 1, 2000 to January 27, 2000, the period from January 28, 2000 to December 31, 2000 and the years ended December 31, 2001 and 2002, respectively (in thousands).

Note 6.     Derivative Instruments

          The Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective with the Acquisition.  The Company has formally designated its hedging derivative instruments as cash flow hedges.

          The Company has a significant amount of Japanese yen denominated sales; therefore, its earnings, cash flows and financial position are exposed to foreign currency risk from yen-denominated sales transactions. The Company manages its foreign currency risk by using foreign currency foreign exchange contracts to hedge the variability of future cash flows associated with Japanese yen denominated sales. These contracts are arranged so that the Company sells Japanese yen to the counterparty at a fixed exchange rate and receives U.S. dollars in return. It is the Company’s risk management policy to hedge 80% of its forecasted yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36 and 35% over months 37 to 48.

          As of December 31, 2002, the Company had open foreign exchange contracts which are formally designated as cash flow hedges, maturing through October 30, 2006 with total notional amounts of $435.0 million, including $170 million subject to extension agreements.  Included in these total notional amounts were contracts with a related party with notional amounts of $101.3 million, including $70.0 million subject to an extension agreement.  These related party contracts were with Aker RGI ASA (Aker), which, at December 31, 2001, was a limited partner in ASLP, the Company’s ultimate parent.  Aker was not a related party at December 31, 2002.

          In connection with these foreign currency forward exchange contracts, as of December 31, 2002, the Company also had agreements to extend foreign exchange agreements that expire between March 2004 and December 2005, and March 2006 and December 2007. These extension agreements would become binding and effective only if the spot price falls to a rate below a pre-specified level (the trigger price) on or before December 2005. If the spot rate does not reach the trigger price on or before December 2005, then neither

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

the Company nor the counterparty shall have any right or obligation with respect to any of these extension agreements. The trigger price for each of these extension agreements is 99.00 JPY per USD and the notional amounts of these extension agreements are $100.0 million. The Company also had an agreement to extend foreign exchange agreements that expire between October 2003 and August 2005 that have similar terms as the ones described above. The trigger price is 94.00 JPY per USD, the notional amounts are $70.0 million and the trigger date is July 28, 2003.

          The net unrealized gain recognized in earnings on foreign exchange contracts designated as cash flow hedges represents the amount of the change in fair value of these contracts arising from the hedge ineffectiveness. Hedge ineffectiveness is determined by the change in the time value component of the contracts. The net unrealized gains recognized in earnings during the period from January 28, 2000 to December 31, 2000 and the years ended December 31, 2001, and 2002 were approximately $16.4 million, $16.2 million and $18.3 million, respectively, which are included in the Company’s statements of operations as a component of foreign exchange gains. Realized gains for the same periods were approximately $3.4 million, $3.0 million and $0.2 million, respectively.  There were net foreign currency transaction losses of approximately $0.8 million and $1.3 million for the 2000 and 2001 periods, respectively, and foreign currency transaction gains of $0.5 million for the 2002 period.

          The unrealized gains and losses resulting from the change in spot rates, or the effective portion, are recorded in other accumulated comprehensive income. These gains and losses are recognized in revenues when the forecasted sales occur. The estimated net amount of unrealized gains as of December 31, 2000, 2001, and 2002 that were expected to be reclassified into earnings within the next 12 months were approximately $6.6 million, $16.1 million, and $1.8 million, respectively. Unrealized gains recorded into revenues for the twelve months ended December 31, 2001, and the twelve months ended December 31, 2002 were $6.6 million and $18.6 million, respectively.

          The Company has barrier options, which are formally designated as cash flow hedges, to enter into foreign exchange contracts with Aker with a notional amount of $55.0 million. These contracts can be exercised at the Company’s election or alternatively must be exercised if the spot rate reaches a pre-specified level (trigger price) of 94.00 JPY per USD on or before July 29, 2003. The options, if exercised, provide that the Company receives USD in exchange for JPY. The exercise dates are between October 2003 and July 2005. At December 31, 2001 and 2002, an unrealized gain of approximately $6.1 and $5.0 million related to these options was included in other  accumulated comprehensive income.

The Company also had the following derivative instruments at December 31, 2002:

•

Variable-to-fixed interest rate swap agreements whereby the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount of $36.0 million. The objective of the swap agreements is to hedge the variability of future cash flows associated with changes in variable interest rates. As of December 31, 2002, the Company had swap agreements maturing through March 15, 2003. The fair value of these instruments at December 31, 2002 was, in the aggregate, ($0.3) million.

•

In addition to interest rate swaps, the Company has interest rate caps with notional amounts of $29.5 million and $72.5 million maturing in 2003 and 2005, respectively. The cap rates are 9.0% and 5.0%, respectively, and the variable rate is the U.S. dollar three-month LIBOR rate. The fair value of these instruments was not significant at December 31, 2002.

•

Fuel hedges are entered into whereby total the Company pays a fixed price per gallon and receives a floating price per gallon with the payments being calculated on a total notional amount of 14.6 million gallons over the term of the contracts through November 30, 2004. The objective of the swap agreements is to hedge the variability of future fuel prices. These instruments are considered to be substantially fully effective and therefore, substantially all unrealized gains

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

and losses are recorded as a component of other accumulated comprehensive income. Unrealized gains and losses relating to the ineffective portion of the hedge were not material. The fair value of these instruments was not significant at December 31, 2002.

          On April 18, 2002, the underlying debt instruments associated with interest rate swaps and caps were repaid by the Company. At the date of the debt repayment, the Company had an unrealized loss of $1.0 million as a component of other accumulated comprehensive income as the swaps and caps were considered to be fully effective. Concurrent with the debt repayment, the $1.0 million was charged to loss from debt repayment and related write-offs on the statement of operations, and the swaps and caps were redesignated as cash flow hedges of the interest payments due on the debt instruments that were issued on April 18, 2002. These instruments are considered to be substantially fully effective and therefore, substantially all unrealized gains and losses are recorded as a component of other accumulated comprehensive income. Unrealized gains and losses relating to the ineffective portion of the hedge were not material.

Note 7.    Accounts Payable and Accrued Expenses

          Accounts payable and accrued expenses at December 31, 2001 and 2002 consist of the following (in thousands):

	2001	2002

Accounts payable	$10,297	$10,061
Accrued payroll and benefits	1,177	4,603
Accrued equity-based compensation	2,203	—
Deferred compensation	3,551	3,272
Accrued protection and indemnity	2,039	2,017
Current portion of fishing rights obligation	—	552
Accrued income taxes	54	80
Other accrued liabilities	7,576	9,374

	$26,897	$29,959

Note 8.    Long-Term Debt

Debt Prior to April 18, 2002 Recapitalization

          On January 28, 2000, the Company entered into a Revolving Credit and Term Loan Agreement (Agreement) with a syndicate group of banks (Bank). The Agreement provided for a revolving loan commitment of $60 million. The Agreement provided for a maximum of $20 million in letters of credit as a subfacility of the revolving loan. There were no letters of credit open at December 31, 2001. The total amount of unused revolving credit available to the Company at December 31, 2001 was $48 million. The interest was determined on a LIBOR or prime rate basis at the Company’s option, plus a margin determined by results of financial covenant ratios. The margins ranged from 2.75% to 2.00% for LIBOR and 1.75% to 1.00% for prime rate. Rates at December 31, 2001 on the revolving loan ranged from 4.19% to 6.25%, and averaged 4.36%. The agreement also provided for a commitment fee of .5% to .375% of the unused portion of the commitment. Interest expense for the revolving loan for the period from January 28, 2000 to December 31, 2000 and the year ended December 31, 2001 was $2.1 million and $1.6 million, respectively, including commitment fees.

          The long-term facility included a $175 million term loan (Term A) which was payable in quarterly installments of $9 million for the years 2000 to 2002, $10 million for 2003 and $11.25 million for 2004. The Term A loan was scheduled to mature on December 31, 2004. Interest was be determined on a LIBOR or prime rate basis at the Company’s option, plus a margin determined by results of financial covenant ratios. The margins ranged from 2.75% to 2.00% for LIBOR and 1.75% to 1.00% for prime rate. Interest periods were set at the Company’s option. The interest rate in effect at December 31, 2001 was 4.18% using LIBOR rates. Interest expense for the Term A loan was $14.8 million and $9.6 million for the period from January 28, 2000 to December 31, 2000 and the year ended December 31, 2001.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

          The long-term facility also included a $75 million term loan (Term B) which was payable in quarterly installments of $375,000 for the year 2000, $187,500 for the years 2001 to 2004 and $12.5 million for each of the first three quarters of 2005, with the final payment of $33.75 million due December 31, 2005. Interest was determined on a LIBOR or prime rate basis at the Company’s option, plus a margin determined by ratings received from Moody’s and Standard & Poor’s. The margins ranged from 3.50% to 3.25% for LIBOR and 2.50% to 2.25% for prime rate. Interest periods were set at the Company’s option. The interest rates at December 31, 2001 were 5.18% using LIBOR rates. Interest expense for the Term B loan was $6.9 million and $5.5 million for the period ended December 31, 2000 and the twelve months ended December 31, 2001.

          The Agreement was secured by all significant assets and equity of the Company, including intangible assets. There also were various covenants requiring additional principal payments on the Term A and Term B loans based on issuance of equity, sale of assets and an excess cash flow calculation performed annually. As of December 31, 2001, the Company was required to make an additional principal payment of $11.9 million within 90 days of year-end.

          On December 26, 2001, the Company became a 60% guarantor for an $8.0 million revolving term note for PLC. Principal and interest payments are due semi-annually. The interest may be determined, at the Company’s option, as a series of rate options, plus a 2.25% margin. The rate options range from a base rate, which is an adjustable interest rate set by the 30-day Farm Credit Discount Rate, up to a 10-year rate set by the base rate. The purpose of the revolving term note was to refinance the loans related to the purchases of the Deep Pacific, Lilli Ann and North Cape vessels.

          The Agreement contained various financial, operating and restrictive covenants. The Company was in compliance with these financial covenants at December 31, 2001.

          Various financing fees and costs were paid to the Bank and others in connection with the Term A and Term B loans. These deferred financing fees, totaling approximately $9.3 million, were amortized into interest expense on a straight line basis over a period of six years. Amortization of financing costs was approximately $1.5 million and $1.6 million for the period from January 28, 2000 through December 31, 2000 and the year ended December 31, 2001, respectively.

          The long-term debt of the Predecessor Business was not assumed as part of the Acquisition. The long-term debt of the Predecessor Business consisted principally of a $180 million term loan with interest at LIBOR plus 1.1% and notes payable totaling $31.4 million with interest at LIBOR plus 1.25%.

Debt After April 18, 2002 Recapitalization

          On April 18, 2002, the Company entered into a credit agreement (the Credit Agreement) with a syndicate group of banks (Bank). The Credit Agreement provides for a revolving loan commitment of $75.0 million with a subfacility for letters of credit of up to $30.0 million. There was a total of $2 million outstanding on the revolving credit facility and no letters of credit open at December 31, 2002. The interest on the revolver may be determined based on a rate, which is calculated using LIBOR (eurodollar rate) or the higher of the Bank prime rate and the federal funds effective rate plus .50% per annum (base rate) basis at the Company’s option, plus a margin determined by results of financial covenant ratios. The margins range from 2.25% to 3.00% for Eurodollar loans and 1.25% to 2.00% for base rate loans. At December 31, 2002 the interest rate was 6.75%. The Credit Agreement also provides for a commitment fee of 0.5% to 0.375% of the unused portion of the revolving commitment, depending on the results of financial covenant ratios.  The revolving loan terminates on September 30, 2007.

          The Credit Agreement also provides for a long-term facility, which includes a $90.0 million term loan (Term A). Term A is payable in quarterly principal installments of $3.0 million through March 2003, $3.3 million from June 2003 through March 2004, $4.0 million from June 2004 to March 2005, $4.5

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

million from June 2005 through March 2006, $5.5 million from June 2006 through March 2007 and $6.0 million from June 2007 through the final payment on September 30, 2007. Interest may be determined on a Eurodollar rate or the base rate basis at the Company’s option, plus a margin determined by results of financial covenant ratios. The margins range from 2.25% to 3.00% for Eurodollar loans and 1.25% to 2.00% for base rate loans. At December 31, 2002 the interest rate was 4.4% and the amount outstanding was $83.5 million.

          The long-term facility also includes a $230.0 million term loan (Term B) which is payable in quarterly principal installments of $0.8 million through March 2003, $0.6 million from June 2003 through September 2007, $6.5 million from December 2007 through March 2008, $7.5 million from June 2008 through December 2008 and a final payment of $181.8 million at maturity on March 31, 2009. Interest may be determined on a Eurodollar rate or the base rate basis at the Company’s option, plus a margin of 3.25% for Eurodollar loans or 2.25% for base rate loans. At December 31, 2002 the interest rate was 4.65% and the amount outstanding was $277.0 million.

          On December 16, 2002, the Company, and its parent companies amended the existing senior credit facility. The amendment provides for an increase in the principal amount of Term B loans by $50 million. The Company used the borrowing of $50 million in additional term B loans to make certain payments related to the acquisition of SPC, pay related fees and expenses, and for its general corporate purposes. The SPC assets that the Company acquired are included in the security for the Company’s indebtedness under the senior credit facility.

          The Credit Agreement is secured by substantially all assets of the Company, including intangible assets.  The senior credit facility requires the Company to meet certain financial tests, including without limitation, a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. In addition, the senior credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, liens and encumbrances, changes in the nature of our business, investments, dividends and other restricted payments, prepayments of certain indebtedness (including the notes), certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. The Company was in compliance with its covenants at December 31, 2002.

          Additionally, the Company issued and sold $175.0 million of senior subordinated notes on April 18, 2002. These notes mature in 2010, and interest is paid bi-annually at a fixed interest rate of 10.125%.  Interest expense for the senior subordinated notes was $12.4 million for the year ended December 31, 2002.

          At December 31, 2002, future maturities of long-term debt are as follows (in thousands):

2003	$16,173
2004	17,941
2005	20,176
2006	23,655
2007	26,714
Thereafter	433,407

$538,066

          The senior subordinated note Agreement contains various financial, operating and restrictive covenants and impose restrictions on capital expenditures. Additionally, the senior credit facility and the indenture governing the subordinated notes limit additional indebtedness. The covenants in the senior credit facility also, among other things, restrict the Company’s ability to dispose of assets, incur indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, make restricted payments, create liens, make investments, make acquisitions, change the nature of our business, engage in mergers and consolidations, enter into sale and leaseback transactions, make capital expenditures or engage in certain transactions with affiliates. The indenture governing the subordinated notes also imposes similar

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

restrictions on the operation of our business. The Company was in compliance with its financial covenants at December 31, 2002.

          Various financing fees and costs were paid to the Bank and others in connection with the Term A and Term B loans and the senior subordinated notes. These deferred financing fees, totaling approximately $35 million, are being amortized into interest expense on a straight-line basis, which approximates the effective interest method. Amortization of financing costs was approximately $3.8 million for the year ended December 31, 2002.

          The long-term debt of the Predecessor Business was not assumed as part of the Acquisition. The long-term debt of the Predecessor Business consisted principally of a $180 million term loan with interest at LIBOR plus 1.1% and notes payable totaling $31.4 million with interest at LIBOR plus 1.25%.

Note 9.    Long-Term Debt—Related Party

          In January 2000, ASC and Holdings entered into two long-term notes payable (Seller Notes) with Norway Seafoods, which have been pushed down to the Company’s financial statements. These Seller Notes provided financing for the Acquisition. The face amounts of these Seller Notes totaled $95 million. The Seller Notes accrued interest at 10% for the first year and required semi-annual interest payments. The Seller Notes provided for application of accrued and unpaid interest to outstanding principal when payment of interest is restricted based on covenants in the Agreement. After the first year, the unpaid interest balance at each payment date was added to principal at 120%. Specific restrictions prohibited the payment of interest before January 15, 2002 and before certain long-term debt levels were reduced to levels specified in the Agreement. After January 14, 2002, interest could be paid based on the following payment conditions on the Term loans: If $50 million, $100 million and $150 million of the Term loans have been paid, 33%, 67% and 100% of the current accrued and unpaid interest on the Notes could be paid, respectively. Interest expense related to these Seller Notes was $9.2 million and $12.6 million for the period from January 28, 2000 through December 31, 2000 and the year ended December 31, 2001, respectively. Principal payments were not allowed by the agreements before March 31, 2003. Thereafter, certain financial ratios must be achieved before principal could be prepaid and there were also certain restrictions on the amount of prepayment allowed. The maturity date of these Seller Notes was January 28, 2010.

          The original face amounts of the Seller Notes were discounted at 14% as the interest rates were considered to be below market rates for loans with similar conditions and restrictions. At December 31, 2001, the amount of the Seller Notes was $116.8 million, which consisted of $1.7 million current payables to related parties, and $105.7 million of long-term notes payable to related party. The discounts totaled $12.6 million at issuance and were amortized over the period that the Company is precluded from making principal payments, through January 28, 2005. The amortization expense was approximately $2.3 million and $1.0 million for the period from January 28, 2000 to December 31, 2000 and the year ended December 31, 2001, respectively. The discounts remaining at December 31, 2001 totaled $9.3 million. The Seller notes were paid as a result of the Recapitalization.

          On October 4, 2002, two investment funds managed by affiliates of Wasserstein & Co. purchased from Holdings 20,247,084 redeemable preferred equity units in Holdings for a price of $1 per unit and a note with a face amount of $4.3 million for a price of $3.8 million, and purchased for $3.3 million from ASLP warrants to purchase 36,279 units at any time prior to October 4, 2011. Proceeds from the sale were used by ASLP to redeem 44,828 partnership units and a warrant to purchase 106,875 partnership units, which were held by affiliates of Norway Seafoods. The notes will become due and Holdings will be required to redeem the preferred equity units on October 15, 2010, or in whole or in part upon the occurrence of certain other triggering events, including a change in control of the Company or the receipt by Holdings of dividends or distributions from its subsidiaries, which include the Company and PLC. Prior to October 15, 2010 or the occurrence of a triggering event, no cash payments are required. The base rate of return on the preferred equity units is 12.5%, the base interest rate on the note is 12.5% and the agreements provide for additional interest resulting from the debt discount. The amounts due are subject to adjustment based on the timing of repayment, events of default, if any, and

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

certain other matters. The Company has not guaranteed the performance of the preferred equity unit redemption obligation or the note obligation, and none of the Company’s assets are pledged or provide security for these obligations. Holdings and ASLP may be dependent on the Company’s cash flows to perform on obligations resulting from the preferred equity units and the note.

          The related party long-term debt of the Predecessor Business was not assumed as part of the Acquisition. The related party long-term debt of the Predecessor Business consisted principally of a $73 million demand note with interest at LIBOR plus 1.00% and a $10.2 million demand note with interest at 6.72%.

          In conjunction with the Predecessor Business $180 million note payable, the owner of the Predecessor Business provided a loan guarantee to a bank for approximately 48% of the original loan amount. The Predecessor Business was charged a guarantee fee of $2.6 million. The amount was recognized as interest expense over the remaining term of the debt through the Acquisition, with the remaining portion recorded as an expense upon the sale of the business.

          In addition to the guarantee fee, the owner of the Predecessor Business agreed to secure refinancing of the $180 million note on behalf of the Predecessor Business. The Company paid a refinancing fee in the amount of $1.8 million. As the refinancing had not occurred prior to the sale of the business, the entire amount was recorded as an expense upon closure of the sale in January 2000.

Note 10.    Related Parties

          Related parties represent companies affiliated by common ownership. Transactions with related parties include the following (in thousands):

	January 1 through January 27, 2000	January 28 through December 31 2000	2001	2002

Revenue:
Management, marketing and consulting fees	$85	$1,231	$938	$1,179
Finished product sales	—	281	90	—
Other	—	81	—	—

Total revenue	$85	$1,593	$1,028	$1,179

Cost of sales:
Raw material purchases	$—	$(1,693)	$(9,613)	$(5,149)
Licensing fee – Norway Seafoods	(28)	—	—	—
Purchase of quota from related parties	(903)	(5,022)	(12,885)	(14,864)

Total cost of sales	$(931)	$(6,715)	$(22,498)	$(20,013)

Selling, general and administrative expenses:
Director’s fees	$—	$(150)	$(150)	$(150)
Marketing/commission expenses	—	—	(267)	(572)

Total selling, general and administrative expenses	$—	$(150)	$(417)	$(722)

Other:
Interest expense, net	$(405)	$(10,196)	$(13,608)	$(4,744)
Guarantee and refinance fees	(3,100)	—	—	—
Debt discount amortization	—	(2,814)	(969)	—
Business combination transaction costs	—	(5,177)	—	—

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

Note 11.    Federal Income Taxes

          Prior to January 28, 2000, all of the entities that comprise the Predecessor Business were taxable corporations. The provision for income taxes for the periods prior to January 28, 2000 reflect the income taxes that would have been incurred had those businesses operated as a consolidated entity for income tax purposes.

          For all periods subsequent to January 28, 2000, the taxable entities in the consolidated group are The Hadley Group and, beginning in December 2002, Southern Pride Catfish Trucking, Inc. The Company and all of its other subsidiaries are flow through entities for income tax purposes. The provision for income taxes for these periods reflects only the provision (benefit) of The Hadley Group and Southern Pride Catfish Trucking, Inc.

          Provision (benefit) for income taxes include the following (in thousands):

	January 1 through January 27, 2000	January 28 through December 31, 2000	2001	2002

Current	$(4,199)	$144	$(13)	$81
Deferred	4,837	—	—	—

Total provision (benefit)	$638	$144	$(13)	$81

          A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	January 1 through January 27, 2000	January 28 through December 31, 2000	2001	2002

Statutory rate	35.0%	35.0%	35.0%	35.0%
Impact of flow-through entities	—	(33.8)%	(35.0)%	(34.1)%
Other	(0.1)%	—	(0.1)%	—

Effective rate	34.9%	1.2%	(0.1)%	0.9%

          The tax effects of temporary differences and carry forwards that give rise to deferred tax assets and liabilities at December 31, 2001 and 2002 are not material. The book basis of the Company’s net assets exceeds tax basis by approximately $115.2 million at December 31, 2002.

Note 12.    Retirement Plans

          The Company sponsors a defined contribution profit sharing plan that covers all eligible full-time employees. Profit sharing contributions to the plan are at the discretion of management. The Company also makes matching contributions equal to 25% of the employees’ contributions to the plan. The total amount of the Company’s contribution was approximately $27,000, $425,000, $84,000, and $176,000 for the period from January 1, 2000 to January 27, 2000, for the period from January 28, 2000 to December 31, 2000, and the years ended December 31, 2001 and 2002, respectively.

          The Company also sponsors a nonqualified deferred compensation plan for certain employees. The Company makes matching contributions equal to 25% of the employees’ deferred compensation up to a maximum Company contribution of 3.75% of the employee’s annual compensation. Employees’ earnings under this plan are calculated to be equal to the returns of certain public funds as designated by the employee. To assist in funding the deferred compensation program, the Company has invested in corporate-owned life insurance policies. The cash surrender value of these policies is approximately $2.0 million and $2.2 million at December 31, 2001 and 2002, respectively, and is included in other assets. The liability for the deferred compensation was approximately $3.4 million and $3.0 million at December 31, 2001 and 2002, respectively, and was recorded in accrued expenses.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

Note 13.    Major Customers

          The Company had sales to an individual customer for the period January 28, 2000 to December 31, 2000 that represented 11.9% of total sales.  The Company did not have any individual customers that represented in excess of 10% of total sales for the years ended December 31, 2001 or 2002.

Note 14.    Commitments and Contingencies

     Leases

          The Company leases offices, two warehouses, parking space, and land under operating leases. Lease expense was $361,000, $2.0 million, $2.8 million, and $3.0 million for the period from January 1, 2000 to January 27, 2000, the period from January 28, 2000 to December 31, 2000, and the years ended December 31, 2001 and 2002, respectively.

          Minimum future lease payments under noncancelable operating leases having remaining terms in excess of one year as of December 31, 2002 are as follows (in thousands):

2003	$831
2004	664
2005	592
2006	530
2007	530

$3,147

     Litigation

          The Company is a party to several lawsuits involving employment matters. A class action suit was brought by a number of vessel crewmembers who allege deficiencies and breaches in their employment contracts for the 2000 Pollock A season. During 2001, the Company received a judgment against it in the amount of $1.6 million related to this matter.  In 2001, the Company accrued for the amount management estimates the Company may have to pay relating to this matter, and did not change the recorded liability in 2002 as the amount accrued is still considered appropriate.

          In October 2001, a complaint was filed in the United States District Court for the Western District of Washington and the Superior Court of Washington for King County. An amended complaint was filed in both courts in January 2002. The amended complaint was filed against the Company by a former vessel crewmember on behalf of himself and a class of over 500 seamen, although neither the United States District Court nor the Superior Court have certified this action as a class action. In June 2002, the plaintiffs voluntarily dismissed the complaint filed in the Superior Court. The complaint filed alleges that the Company breached its contract with the plaintiff by underestimating the value of the catch in computing the plaintiff’s wages. The plaintiff demanded an accounting of his crew shares pursuant to federal statutory law. In addition, the plaintiff requested relief under a Washington statute that would render the Company liable for twice the amount of wages withheld, as well as judgment against the Company for compensatory and exemplary damages, plus interest, attorneys’ fees and costs, among other things. The plaintiff also alleged that the Company fraudulently concealed the underestimation of product values, thereby preventing the discovery of the plaintiff’s cause of action. This litigation is in a preliminary stage and its ultimate outcome is uncertain. The Company has denied the allegations made and intends to vigorously defend the claims.

          Other lawsuits relate principally to employment matters and are not expected to be material to the Company’s consolidated financial position or results of operations.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

     Protection and Indemnity Claims

          The Company currently has protection and indemnity policies for each of its fishing vessels. The deductible and aggregate amounts per the policies are as follows:

For the years:	Deductible per claim or occurrence	Annual aggregate deductible

2000	$10,000	$1.1 million
2001	$50,000	No aggregate
2002	$50,000	No aggregate

          The Company incurred expenses of approximately $2.6 million and $1.4 million related to costs paid under deductibles for the years ended December 31, 2001 and 2002, respectively.

     Pollock Purchase Commitments

          The Company has commitments to purchase pollock in future years based on the total allowable catch. Based on 2003 total allowable catch and allocated quotas, these purchase commitments total approximately $31.2 million, of which approximately $17.2 million is expected to be due in 2003.

Note 15.    Fair Value of Financial Instruments

          The Company’s financial instruments include cash and cash equivalents, receivables, foreign exchange contracts, interest rate swap agreements, fuel contracts, accounts payable, and short-term and long-term borrowings. The Company believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates and market pricing models.

Note 16.    Member’s Equity

     Restrictions on Distributions and Liabilities

          As described in Note 1, the Company is part of a group of subsidiaries that are wholly owned by ASLP. As such, the members’ of ASLP do not have any direct liability for the acts of the Company.  There are restrictions imposed on distributions to members by covenants contained in the Credit Agreement described in Note 8. Distributions are limited to an amount which will enable the Partners to pay Theoretical Tax, as defined in the Credit Agreement, on the amount of taxable income of the Company and its subsidiaries allocated to its members.

     Preferred Return

          The Company is required under the terms of its LLC agreement to credit profits to the capital account of ASC to provide ASC a preferred return. This annual return is equal to 8.25% of that member’s contributed capital.  The cumulative to date preferred return as of December 31, 2002 was $29.6 million. To date, no preferred return has been distributed to ASC in cash.  The remaining net income of the Company is allocated to its members based upon a pro rata share of their membership units.

Note 17.    Partnership Unit Option Plan

          Our ultimate parent company American Seafoods, L.P. adopted a Unit Option Plan, on January 28, 2000 as Amended and Restated effective April 18, 2002 (the “Unit Option Plan”). Options were granted under the plan to officers and certain key employees. The purpose of the Unit Option Plan is to promote the success of American Seafoods, LP and the interests of its partners by attracting, motivating, retaining and rewarding eligible participants.

          The Unit Option Plan has been administered by the entire board of directors of ASC Management, Inc., an affiliate. The board selects eligible participants for participation in the Unit Option Plan and determines the number of partnership units subject to each option granted thereunder, the exercise price of such option, the time and condition of exercise of such option and all other terms and conditions of such option, including the form of the option agreement setting forth the terms and conditions of such option. The board may in its discretion establish performance measures or other criteria that must be satisfied or met as a condition to the grant of an option or the exercisability of all or a portion of an option. The board also determines

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

whether an option is exercisable in cumulative or non-cumulative installments and in part or in full at any time.

          In the sole discretion of the board, the terms of an option agreement may provide that in the event of a reorganization, merger, consolidation, sale or other disposition of all or substantially all of the assets of or equity interests in American Seafoods, L.P., the vesting of some or all of a participant’s outstanding options shall, immediately upon the occurrence of such event or at such other time specified in the option agreement, be accelerated, in part or in full. In addition, the board may at any time accelerate the vesting of any option issued under the Unit Option Plan, in part or in full.

          The Unit Option plan provides for the issuance of Series A Options, Series B Options, Series C Options, Series D, Series E and Series F Options, and permits ASLP to issue different types of options. Under the plan, the Series A Options vest based on certain specified periods of continued employment following issuance of the options; the Series B Options vest based on ASLP achieving certain EBITDA targets; the Series C, D and E Options vest based on an ASLP partner achieving certain target internal rates of returns; and the Series F options vest upon the sale by an ASLP partner of a specified percentage of its interests in ASLP or any merger, recapitalization or reorganization that may have substantially the same result.  Subject to adjustments provided for in any option agreement, the Unit Option Plan provides for an aggregate of 182,000 partnership units to be available for grant of options. Each option is subject to vesting provisions and transfer restrictions as set forth in the option agreement relating to such option. Unless terminated earlier by the board, the Unit Option Plan will terminate when partnership units are no longer available for grant.

          Prior to the Recapitalization, the Series A options vested 50% after the third year and ratably for the fourth, fifth, and sixth years. The Series A options were granted as part of a fixed award with a strike price equal to the fair market value of the partnership units when issued. Accordingly, no compensation expense was recognized for these options. The Series B options vested ratably over five years provided certain EBITDA targets are met. Series B Unit options exercisable under the plan as of December 31, 2000 and December 31, 2001 were 5,267 and 11,657, respectively, and were accounted for as variable awards. No compensation expense was recorded under this plan for the period from January 28, 2000 to December 31, 2000 and $2.2 million was recorded for the year ended December 31, 2001. The Series C and D options vested upon a substantial sale of the ownership interests of certain partners based upon the achievement of certain internal rate of return targets. Accordingly no compensation cost relating to the Series C and D options was recognized  for the periods from January 28, 2000 to December 31, 2000 or for the year ended December 31, 2001.

          On April 18, 2002, in connection with the Recapitalization (see Note 1), the Company made changes in the terms of the options held by certain employees of the Company to acquire partnership units in ASLP. The changes to the terms of the options impacted the Series A, B, C and D options. The Series A options were repriced from $100 to $83.55 per partnership unit through the date of the Recapitalization and to $50.00 per partnership unit after the Recapitalization. The vesting of the Series A options was changed to 37.5% immediately prior to the Recapitalization, 12.5% upon the third anniversary of the original option grant and 16.67% per year thereafter. The Series B options were repriced from $100 to $83.55 per partnership unit, 90% of the options vested immediately prior to the Recapitalization and 10% of the options were cancelled. The Series C and D options were repriced to $0.01 per partnership unit.  On November 18, 2002, the Company forgave the $0.01 exercise price for the units that vested upon a sale of ownership interests and converted these options to ownership units in ASLP.  The Company also granted additional Series A options, 50% of which vest on the third anniversary of the grant date with the remainder vesting equally on each of the fourth, fifth and sixth anniversary of the grant date, new Series E performance-based options that will vest only if certain EBITDA targets are met and new Series F performance-based options that will vest upon a substantial sale of the ownership interests of certain partners based upon the achievement of certain internal rate of return targets.   These grants included options for certain new key employees hired subsequent to the Recapitalization.   At December 31, 2002, certain terms of the Series E options were not resolved, but the Company agreed to vest 10% of the Series E options at that time excluding Series E options held by SPC employees. Compensation cost, if any, relating to the Series F options will be recognized in total if and when the target is achieved.  The

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

equity-based compensation charge resulting from these changes was $15.3 million in the year ended December 31, 2002.  In addition, a portion of the Series C and D options vested upon a sale of the ownership interests of certain partners in August 2002. The equity-based compensation charge resulting from the vesting of the Series C and D options was $5.6 million in the year ended December 31, 2002.

          The weighted-average exercise price of the outstanding options at December 31, 2002 was approximately $100 per unit and the weighted-average grant-date fair value was $27.75 and $39.36  per unit for options granted during the period from January 28, 2000 to December 31, 2000 and 2002, respectively. No options were granted during 2001. All options under the plan are accounted for as variable awards, and are remeasured at each balance sheet date. The Company recognized no compensation expense for the period from January 28, 2000 to December 31, 2000 and approximately $2.2 million, and $20.9 million for the years ended December 31, 2001 and 2002, respectively. As the Company will ultimately pay ASLP for the option compensation expense, these amounts have been recorded as an accrued liability.

          The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Assumptions used in estimating the fair value were as follows:

	January 28, 2000 to December 31, 2000	2002

Risk free interest rate	6.50%	2.95%–4.65%
Expected life	5 years	2.75–5 years
Expected volatility	—	—
Expected dividend yields	—	—

          Activity and price information for the plan are summarized as follows:

	Series A (units)	Series B (units)	Series C (units)	Series D (units)	Series E (units)	Series F (units)	Weighted Average Exercise Price

Balance Outstanding, January 28, 2000	—	—	—	—	—	—	—
Granted	36,588	36,579	36,579	22,500	—	—	$100.00
Exercised	—	—	—	—	—	—	$—
Forfeited	—	—	—	—	—	—	$—
Expired	—	—	—	—	—	—	$—
Acquired	—	—	—	—	—	—	$—

Balance Outstanding, December 31, 2000	36,588	36,579	36,579	22,500	—	—	$100.00
Granted	—	—	—	—	—	—	$—
Exercised	—	—	—	—	—	—	$—
Forfeited	—	—	—	—	—	—	$—
Expired	—	—	—	—	—	—	$—
Acquired	—	—	—	—	—	—	$—

Balance Outstanding, December 31, 2001	36,588	36,579	36,579	22,500	—	—	$100.00
Granted	8,407	99	99	—	37,539	8,307	$171.01
Exercised	13,701	32,862	17,595	11,228	—	—	$51.61
Forfeited	2,103	3,816	2,343	—	—	—	$100.00
Expired	—	—	—	—	—	—	$—
Acquired	—	—	—	—	—	—	$—

Balance Outstanding, December 31, 2002	29,191	—	16,740	11,272	37,539	8,307	$100.00

          No options were exercisable as of December 31, 2000. As of December 31, 2001 and 2002, 11,657 and 3,670 options were exercisable, respectively. The weighted average exercise price of options exercisable at December 31, 2001 and 2002 was $100.00 and $168.45, respectively.

Price Range	Options Outstanding	Weighted Average Exercise Price Options Outstanding	Options Exercisable	Weighted Average Exercise Price Options Exercisable	Weighted Average Remaining Contractual Life (Years)

$0.01	28,012	$0.01	—	—	6.08
$50.00	20,884	$50.00	—	—	6.08
$166.41 - $176.41	54,153	$171.01	3,670	$168.45	8.43

$0.01 - $176.41	103,049	$100.00	3,670	$168.45	7.28

          On July 2, 2002, the Company loaned $6 million to its chief executive officer to purchase ownership interests in ASLP and Holdings from a selling partner at the same price per unit paid by other purchasing partners. The loan bears an initial interest rate of 5.25% with a requirement to reset the rate at the prime rate plus one-half percent per annum on January 1, April 1, July 1 and October 1 of each year that the loan is outstanding. Payments on the loan are required to be made from the net proceeds of any and all dividends and distributions with respect to the chief executive officer’s interests in the Company, interests in connection with a public liquidity event or exercise of any management option, whether currently owned or subsequently purchased, and 25% of the gross amount of any annual bonus paid and any outstanding balance is due in 2012. The underlying loan is recourse to the assets of the chief executive officer, except that the recourse to assets other than ownership interests is eliminated under certain circumstances if the value of the underlying security becomes greater than four times the loan balance, and all of the chief executive officer’s ownership interests in ASLP and Holdings is pledged as collateral for the loan. During 2002, approximately $0.2 million of related party interest income had been recorded pursuant to this loan.

          On October 28, 2002, Holdings loaned approximately $0.7 million to certain members of management of the Company to purchase ownership interests in ASLP from a selling partner. The loan bears an initial interest rate of 5.25% with a requirement to reset the rate at the prime rate plus one-half percent per annum on January 1, April 1, July 1 and October 1 of each year that the loan is outstanding. Payments on the loan are required to be made from the net proceeds of any and all dividends and distributions with respect to the purchaser’s interests in the Company, interests in connection with a public liquidity event or exercise of any management option whether currently owned or subsequently purchased, and 25% to 33% of the gross amount of any annual bonus paid and any outstanding balance is due in 2012. The underlying loan is full recourse to the assets of the purchasers, except that the recourse to assets other than ownership interests is eliminated under certain circumstances if the value of the underlying security becomes greater than four times the loan balance, and all of the purchasers’ ownership interest in ASLP is pledged as collateral for the loan.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

Note 18.     Discontinued Operations

          On April 18, 2002, in connection with the Recapitalization, the Company distributed all of its interest in PLC to one of our equityholders, which distributed it to Holdings. As of December 31, 2002, none of the assets or liabilities of PLC were reflected in the Company’s consolidated balance sheet. There was no gain or loss recognized on the distribution as the book value approximated fair value at the distribution date. The amount shown on the 2002 income statement as a loss from discontinued operations was $0.4 million. For the period from January 1, 2002 to the date of its distribution, PLC had revenues of $0.5 million and costs of $1.3 million. Since the amounts for the 2001 period were not significant, the 2001 financial statements have not been changed to reflect PLC as a discontinued operation. On April 18, 2002, the net assets of PLC that were distributed were $2.4 million.

Note 19.     Comprehensive Income (Loss)

          Comprehensive income (loss) includes net income as well as a component comprised of certain gains and losses that under generally accepted accounting principles are reflected as other accumulated comprehensive income in members’ interest, but are excluded from the determination of net income. The Company has segregated the total other accumulated comprehensive income (which consist principally of unrealized gains and losses on derivative instruments designated as hedges and foreign currency translation adjustments) from the other components of members’ interest in the accompanying unaudited condensed consolidated balance sheet.

	2001	2002

Unrealized gains (losses) on derivative instruments designated as hedges	$31,086	$(6,315)
Translation adjustment	(17)	(9)

Total accumulated other comprehensive income (loss)	$31,069	$(6,324)

Note 20.    Acquisition of Southern Pride Catfish Business

          On December 16, 2002, ASG, through direct and indirect wholly-owned subsidiaries, purchased substantially all of the assets of SPC, an Alabama corporation engaged in the business of catfish harvesting, processing and distribution. Management of the Company believes that the SPC acquisition presented an attractive strategic opportunity for ASG.  SPC compliments the existing ASG operations by adding a new whitefish species to the product line.  With this addition, ASG expects to have significant market positions in Alaska pollock, cod and catfish, the top three domestic whitefish species in terms of human consumption.  The operations of SPC for the period of December 16, 2002 through December 31, 2002 have been included in the Company’s 2002 financial statements.

          The purchase price was approximately $41.8 million in cash. In addition, the Company assumed liabilities of $3.8 million, paid off bank debt of SPC in the amount of $2.4 million and incurred direct acquisition costs of approximately $1.0 million. The acquisition was financed with additional indebtedness under the Company’s senior credit facility (see Note 8). The acquisition is intended to complement and augment the Company’s existing production and distribution capacity.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

          The allocation of purchase cost is tentative as the Company has not yet obtained all information it has arranged to obtain. The preliminary allocation of purchase cost was approximately $11.7 million to current assets; $24.7 million to property and equipment, $4.9 million to intangible assets and the residual to goodwill. Acquired intangible assets consist principally of a trade name and customer-based intangibles, each of which has an estimated amortization life of ten years.

          The Company is obligated to purchase up to 5 million pounds of catfish per year from SPC's previous owner at a price that is based on a market index. The term of this obligation is ten years.  Total catfish purchased from the previous owner for the period from December 16, 2002 through December 31, 2002 was not significant.

          Assuming that the acquisition was consummated on January 1, 2001, unaudited proforma revenue was $438.6 million and $418.4 million and unaudited proforma net income was $17.9 million and $10.1 million for the years ended December 31, 2001 and 2002, respectively.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES CONSOLIDATED
AND PREDECESSOR BUSINESS COMBINED

NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2002

Note 21.    Subsequent Events

          On January 29, 2003, the Company purchased substantially all the rights under the Rebecca Ann Fisheries, Inc. agreement for $5.9 million, which approximated the carrying value of the related obligation at the time of the transaction.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          On May 31, 2002 we dismissed Arthur Andersen LLP (“Andersen”) as our independent accountants. This decision was approved by the board of directors of our managing member. The report of Andersen on the consolidated financial statements of American Seafoods Group LLC and the combined financial statements of the Predecessor Business included in our registration statement, which became effective on October 15, 2002, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

          Andersen’s report included a paragraph which stated that (1) on January 28, 2000, the business of American Seafoods Group LLC was acquired in a transaction accounted for as a purchase, (2) the purchase accounting resulted in all assets and liabilities being recorded at their estimated fair values, (3) all goodwill and debt have been pushed down to the financial statements of American Seafoods Group LLC, (4) American Seafoods Group LLC changed its method of accounting for major scheduled vessel maintenance and accounting for derivative instruments, effective with the acquisition and (5) accordingly, the consolidated financial statements for periods subsequent to the acquisition are not comparable to the Predecessor Business financial statements presented for prior periods. In connection with its audits for each of the periods covered by the audit report for the financial statements included in our registration statement and through May 31, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Andersen would have caused them to make reference thereto in their reports on the financial statements for such years. We requested that Andersen furnish us with a letter addressed to the SEC stating whether or not Andersen agrees with the above statements. A copy of such letter, dated June 20, 2002, was filed as an exhibit to our registration statement, which became effective on October 15, 2002.  During the period that Arthur Andersen served as our independent accountant and through May 10, 2002, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

          On June 12, 2002, we engaged KPMG LLP (“KPMG”) as our independent accountants to audit our consolidated financial statements for the fiscal year ending December 31, 2002. The decision to engage KPMG was approved by the board of directors of our managing member.  Since January 28, 2000 and through June 12, 2002, we had not consulted with KPMG regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, that was an important factor we considered in reaching a decision on an accounting, auditing, or financial reporting issue, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of either a disagreement or a reportable event.

PART III

Item 10.	Directors, Executive Officers and Key Employees of the Registrant

          The following table identifies as of December 31, 2002 our executive officers and key employees, as well as the members of the board of directors of ASC Management, Inc. As a limited liability company, American Seafoods Group LLC does not have a board of directors; nor does any of our immediate parent American Seafoods Consolidated LLC, its parent American Seafoods Holdings LLC and our ultimate parent American Seafoods, L.P. We therefore disclose the identity of the directors and executive officers of ASC Management, Inc., the managing general partner of American Seafoods, LP

Name	Age	Position

Bernt O. Bodal	49

President, ASC Management, Inc; Chairman and Chief Executive Officer, American Seafoods Group LLC; Director of ASC Management, Inc.; President and Treasurer, American Seafoods, Inc.; Director of American Seafoods, Inc.

Jeffrey Davis	53	Chief Operating Officer, American Seafoods Group LLC; Vice President and Secretary, American Seafoods, Inc.
Michael Hyde	46	President, American Seafoods Company LLC; Director of American Seafoods, Inc.
Inge Andreassen	39	Vice President of Operations, American Seafoods Company LLC
Brad Bodenman	39	Chief Financial Officer, American Seafoods Group LLC
Amy Wallace	36	Vice President of Finance, American Seafoods Group LLC
John Cummings	46	President, American Seafoods International LLC
Joe Glover	52	President, Southern Pride Catfish LLC
Glenn Sumida	46	Vice President and Group Controller, American Seafoods Group LLC
Dar Khalighi	41	Vice President of Information Technology, American Seafoods Group LLC
Morgen Crow	45	Director of ASC Management, Inc.
Scott Perekslis	34	Director of ASC Management, Inc.
Lester Pollack	69	Director of ASC Management, Inc.
Eric Wilmes	30	Director of ASC Management, Inc.; Director of American Seafoods, Inc.
George Majoros	41	Director of ASC Management, Inc.
Michael Magerman	41	Director of ASC Management, Inc.
William Tisher	29	Director of ASC Management, Inc.
John Fluke	60	Director of ASC Management, Inc.; Audit Committee Chairman, ASC Management, Inc.

          Bernt O. Bodal.    Mr. Bodal has been the President of ASC Management, Inc., the general partner of American Seafoods, LP, the Chairman and Chief Executive Officer of American Seafoods Group LLC since January 2000, a director of ASC Management, Inc. since January 2000 and President, Treasurer and a director of American Seafoods, Inc. since March 2002. From 1994 to 1998, Mr. Bodal served as President and Chief Executive Officer of American Seafoods Company, which at the time was the operating company for our harvesting and at-sea business, and RGI Seafoods, a subsidiary of Norway Seafoods, the company from which our current owners purchased us in January 2000. Mr. Bodal left American Seafoods Company in 1998 to pursue a business venture before returning to the Company in 2000.

          Jeffrey Davis.    Mr. Davis has been the Chief Operating Officer of American Seafoods Group LLC, and the Chief Executive Officer of American Seafoods International LLC since January 2000 and the Vice President and Secretary of American Seafoods, Inc. since March 2002. Mr. Davis was the President and Chief Executive Officer of Baader North America Corporation, a wholly-owned U.S. subsidiary of Baader Beteligungs GMBH, a manufacturer of fish and poultry processing machines, from 1980 to December 1999.

          Michael Hyde.    Mr. Hyde has been the President of American Seafoods Company LLC, a subsidiary of American Seafoods Group LLC, since 2000 and a director of American Seafoods, Inc. since March 2002. From 1998 to 2000, Mr. Hyde was President of American Seafoods Company. Prior to 1998, Mr. Hyde practiced law in Seattle at Mundt MacGregor LLP, where he was a partner from 1991 to 1998.

          Inge Andreassen.    Mr. Andreassen has been the Vice President of Operations of American Seafoods Company LLC since 2000. From 1996 to 2000, Mr. Andreassen was the Vide President of Operations of American Seafoods Company.

          Brad Bodenman.    Mr. Bodenman has been the Chief Financial Officer of American Seafoods Group LLC since May 1, 2002 and Treasurer since March 2002. From January 2002 to March 2002, Mr. Bodenman pursued a consulting venture.  From April 2000 to December 2001, Mr. Bodenman was the Chief Financial Officer and Treasurer of Essential Markets, Inc., a developer of proprietary software, and from 1997 to 2000 Mr. Bodenman was the Chief Financial Officer and Treasurer of Muzak, LLC., a business music provider.

          Amy Wallace.    Ms. Wallace has been the Vice President of Finance of American Seafoods Group LLC since 2002. Ms. Wallace was the Vice President of Corporate Development of American Seafoods Group LLC from 2000 to 2002 and the Business Development Manager of American Seafoods Company from 1996 to 2000.

          John Cummings.    Mr. Cummings has been the President and Chief Operating Officer of American Seafoods International LLC since April 2002. From 2000 to 2002, Mr. Cummings was President of Gofish.com, a privately held service firm with online seafood trading, and from 1993 to 2000, Mr. Cummings was President of Fishery Products International, Inc., a subsidiary of FPI Ltd., a supplier of fresh and frozen seafood products.

          Joe Glover, Jr.   Mr. Glover has been the President of Southern Pride Catfish LLC since December 2002.  In 1986, Mr. Glover founded Southern Pride Catfish Company, Inc. (“SPC”), an Alabama corporation engaged in the business of catfish harvesting, processing and distribution and has been its President since 1986.  Mr. Glover sold SPC to ASG in December 2002.

          Glenn Sumida.    Mr. Sumida has been the Vice President and Group Controller of American Seafoods Group LLC since July 2002. From 1999 to 2002, Mr. Sumida was the Vice President of Finance and Administration of VoteHere, Inc., a provider of software-based electronic voting systems and solutions, and from 1997 to 1999, Mr. Sumida was the Director of Finance of Duet Technologies, Inc., a developer of software tools.

          Dar Khalighi.    Mr. Khalighi has been the Vice President of Information Technology of American Seafoods Group LLC since January 2001. From January 2000 to December 2000, Mr. Khalighi was Director of Information Technology of American Seafoods Company LLC and from 1995 to December 1999, Mr. Khalighi was Director of Information Technology of American Seafoods Company.

          Morgen Crow.    Mr. Crow has been a director of ASC Management, Inc. since 2000. Mr. Crow has been the Executive Director of Coastal Villages Region Fund since 1998. Mr. Crow was a comptroller, accountant and systems analyst of Lower Kuskokwim School District from 1988 to 1998. Mr. Crow is a member of the board of directors of the Marine Conservation Alliance and the Pollock Conservation Cooperative.

          Scott Perekslis.    Mr. Perekslis has been a director of ASC Management, Inc. since 2000. Mr. Perekslis has been a Managing Director of Centre Partners Management LLC, one of our equity investors, since 2001. He has served in various capacities for Centre Partners and its affiliates since 1991. Mr. Perekslis is the Chairman of Hyco International, Inc. and is a member of the board of directors of Firearms Training Systems, Inc. and KIK Corporation Holdings Inc.

          Lester Pollack.    Mr. Pollack has been a director of ASC Management, Inc. since 2000. He has been a Managing Director of Centre Partners Management LLC since 1986. Mr. Pollack is also a Limited Managing Director of Lazard Freres & Co. LLC. Mr. Pollack is a member of the board of directors of Bank Leumi USA, Centre Pacific LLC, First Sun America Life Insurance Co., Inc., Parlex Corporation, Tidewater, Inc. and Tiffen Manufacturing Inc., and is a director emeritus of U.S. Bancorp.

          Eric Wilmes.    Mr. Wilmes has been a director of ASC Management, Inc. since 2000 and a director of American Seafoods, Inc. since March 2002. Mr. Wilmes has been a Principal of Centre Partners

Management LLC since 2001. From 1997 to 2000, Mr. Wilmes was an associate of Centre Partners Management LLC.  He is a member of the board of directors of International Imaging Materials, Inc.

          George L. Majoros, Jr.   Mr. Majoros has served as a director of ASC Management, Inc. since 2002.  He has been President and Chief Operating Officer of Wasserstein & Co., LP since its inception in January 2001.  From 1993 to 2001, Mr. Majoros was a Managing Director of Wasserstein Perella & Co., Inc. and the Chief Operating Officer of its Merchant Banking Group.  Mr. Majoros also serves on the board of directors of American Lawyer Media Holdings, Inc., American Lawyer Media, Inc. and numerous private companies.

          Michael Magerman.    Mr. Magerman has served as a director of ASC Management, Inc. since August 2002 and has been a director of Centre Partners since June 2002.  Mr. Magerman currently serves on the Boards of Autoland, Inc., Bravo Sports and Xeneonics Corp. From 1999 through 2002, Mr. Magerman served as Chief Executive Officer at Centre Partners portfolio companies, Autoland and Bravo Corp. In 1998, Mr. Magerman was an independent consultant to K2, Castle Harlan and Ray Cook Golf. From 1995 to 1997 Mr. Magerman was the Chief Executive Officer of Tommy Armour Golf Company. From 1990 to 1997 Mr. Magerman was Chief Executive Officer of Odyssey Golf.

          William Tisher.    Mr. Tisher has been a director of ASC Management, Inc. since October 2002.  Mr. Tisher is currently the director of finance at Coastal Villages Region Fund (CVRF) and has been working there since 2001.  From 1996 to 2001, Mr. Tisher worked for Mikunda, Cottrell and Co. as an auditor.

          John Fluke.    Mr. Fluke has been a director of ASC Management, Inc. since 2002.  Mr. Fluke is a member of the board of directors of PACCAR Inc., a Fortune 500 Company engaged in business of manufacturing heavy duty trucks.  Mr. Fluke has served as a director of PACCAR Inc. since 1984 and on its audit committee since 2002. Mr. Fluke has served as a director of Cell Therapeutics, Inc. (CTIC), a biotech and research corporation engaged in the business of cancer treatment since 2002.   Mr. Fluke served on the board of Peoples Bank from 1984 to 1987, joining US Bank of Washington’s board in 1987, following the acquisition of Peoples Bank by US Bank. Mr. Fluke served on the U.S. Bank of Washington board until 1997.

          We have obtained insurance that indemnifies our directors and officers against certain liabilities.

Item 11.	Executive Compensation

          The following table sets forth information concerning the compensation of our chief executive officer and each of our four most highly compensated executive officers during each of the last three fiscal years.

Summary Compensation Table

	Annual Compensation(1)			Long Term Compensation Awards Securities Underlying Options/SARs (#)		All Other Compensation

Name and Principal Position	Fiscal Year	Salary	Bonus

Bernt O. Bodal	2002	$392,708	$341,344	75,067	(2)	$15,938	(3)
Chairman and Chief Executive Officer,	2001	$375,000	$166,407	—		$15,805	(4)
American Seafoods Group LLC	2000	$375,000	$37,500	68,500	(5)	$1,493	(6)
Michael Hyde	2002	$335,625	$290,142	15,666	(7)	$72,114	(8)
President, American Seafoods	2001	$325,000	$186,907	—		$63,931	(9)
Company LLC	2000	$325,000	$39,000	9,999	(10)	$69,598	(11)
Jeffrey Davis	2002	$335,624	$290,142	27,900	(12)	$6,669	(13)
Chief Operating Officer, American	2001	$325,000	$154,407	—		—
Seafoods Group LLC	2000	$325,000	$32,500	22,500	(14)	—
Brad Bodenman (15)	2002	$146,459	$125,000	5,550	(16)	—
Chief Financial Officer, American	2001	—	—	—		—
Seafoods Group LLC	2000	—	—	—		—
Inge Andreassen	2002	$192,709	$170,672	7,615	(17)	$2,880	(18)
Vice President of Operations, American	2001	$175,000	$88,407	—		$2,878	(19)
Seafoods Company LLC	2000	$175,000	$33,086	5,550	(20)	$358	(21)

(1)

Includes amounts deferred under the American Seafoods Group Deferred Compensation Plan. The American Seafoods Group Deferred Compensation Plan also provides for a company match of $0.25 for each dollar deferred (up to a maximum of 15% of compensation) (for amounts, see All Other Compensation column).

(2)	Includes a grant under the Unit Option Plan of 8,250 Series E Options and 66,817 repriced options.

(3)

Includes a company match under the American Seafoods Group Deferred Compensation Plan of $14,063 and $1,875 for life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.

(4)

Includes a company match under the American Seafoods Group Deferred Compensation Plan of $14,063 and $1,742 for life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.

(5)	Includes grants under the Unit Option Plan of 16,840 Series A options; 16,830 Series B Options; 16,830 Series C Options and 18,000 Series D Options.
(6)	Represents the cost of life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.
(7)	Includes a grant under the Unit Option Plan of 6,000 Series E Options and 9,666 repriced options.
(8)

Includes a payment under an agreement which provides that the company shall continue making annual $50,000 payments until 2005 see “—Employment Agreements”; a company match under the American Seafoods Group Deferred Compensation Plan of $20,614 and $1,500 for life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.

(9)

Includes the $50,000 payment pursuant to the agreement described in Note 8 above, and a company match under the American Seafoods Group Deferred Compensation Plan of $12,562 and $1,369 for life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.

(10)	Includes grants under the Unit Option Plan of 3,333 Series A Options; 3,333 Series B Options and 3,333 Series C Options.
(11)

Includes the $50,000 payment pursuant to the agreement described in Note 8 above, and a company match under the American Seafoods Group Deferred Compensation Plan of $18,378 and $1,220 for life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.

(12)	Includes a grant of 6,000 Series E Options under the Unit Option Plan and 21,900 repriced options.
(13)

Includes a company match under the American Seafoods Group Deferred Compensation Plan of $5,000 and $1,669 for life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.

(14)	Includes grants under the Unit Option Plan of 6,000 Series A Options; 6,000 Series B Options; 6,000 Series C Options and 4,500 Series D Options.
(15)	Mr. Bodenman served as our Treasurer from March 2002 through May 1, 2002, and as our Chief Financial Officer since May 1, 2002.
(16)	Includes grants under the Unit Option Plan of 1,850 Series A Options; 1,850 Series E Options and 1,850 Series F Options.
(17)	Includes a grant of 2,250 Series E Options under the Unit Option Plan and 5,365 repriced options.
(18)

Includes a company match under the American Seafoods Group Deferred Compensation Plan of $2,500 and $380 for life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.

(19)

Includes a company match under the American Seafoods Group Deferred Compensation Plan of $2,500 and $378 for life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.

(20)	Includes grants under the Unit Option Plan of 1,850 Series A Options; 1,850 Series B Options and 1,850 Series C Options.
(21)	Represents the cost of life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.

Option Grants in Fiscal Year 2002

          The following table sets forth certain information concerning individual grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2002.

Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted (#)		% of Total Options/SARs Granted to Employees in Fiscal Year (1)	Exercise or Base Price ($/Unit)	Expiration Date	Grant Date Value (2)

Bernt O. Bodal	8,250	(3)	4.6%	$166.41	4/18/2011	$367,304
	6,315	(4)	3.5%	$83.55	1/28/2009	$2,050,737
	10,525	(5)	5.8%	$50.00	1/28/2009	$1,393,634
	15,147	(6)	8.4%	$83.55	1/28/2009	$4,918,685
	16,830	(7)	9.3%	$0.01	1/28/2009	$2,968,980
	18,000	(8)	10.0%	$0.01	1/28/2009	$3,175,380
Jeffrey Davis	6,000	(3)	3.3%	$166.41	4/18/2011	$267,130
	2,250	(4)	1.2%	$83.55	1/28/2009	$730,666
	3,750	(5)	2.1%	$50.00	1/28/2009	$496,544
	5,400	(6)	3.0%	$83.55	1/28/2009	$1,753,542
	6,000	(7)	3.3%	$0.01	1/28/2009	$1,058,460
	4,500	(8)	2.5%	$0.01	1/28/2009	$793,845
Michael Hyde	6,000	(3)	3.3%	$166.41	4/18/2011	$267,130
	1,250	(4)	0.7%	$83.55	1/28/2009	$405,926
	2,083	(5)	1.2%	$50.00	1/28/2009	$275,814
	3,000	(6)	1.7%	$83.55	1/28/2009	$974,190
	3,333	(7)	1.8%	$0.01	1/28/2009	$587,975
Brad Bodenman	1,850	(3)	1.0%	$176.41	3/18/2011	$68,864
	1,850	(9)	1.0%	$176.41	3/18/2011	$68,864
	1,850	(10)	1.0%	$176.41	3/18/2011	$68,864
Inge Andreassen	2,250	(3)	1.2%	$166.41	4/18/2011	$100,174
	694	(4)	0.4%	$83.55	3/18/2011	$225,370
	1,156	(5)	0.6%	$50.00	1/28/2009	$153,068
	1,665	(6)	0.9%	$83.55	1/28/2009	$540,675
	1,850	(7)	1.0%	$0.01	1/28/2009	$326,358

(1)

Total grants to employees during the fiscal year ended December 31, 2002 equaled 180,372.  This total represents the sum of all new grants under the Unit Option Plan and the repricing of options previously granted under the Unit Option Plan.

(2)	The Black-Scholes option pricing model was used to determine the grant date value.
(3)

Grant of Series E Options under the Unit Option Plan.  Messrs. Bodal, Davis, Hyde and Andreassen were granted Series E performance-based option at an exercise price of $166.41 per Partnership Unit.  The Company also granted Series E performance-based options to Mr. Bodenman at an exercise price of $176.41 per Partnership Unit.  Ten percent of the Series E Options have vested. The balance will vest only if certain EBITDA targets are met.

(4)

Repriced Series A Options under the Unit Option Plan.  In connection with and prior to the April 18, 2002 recapitalization, the Series A Options were repriced to $83.55 per Partnership Unit.  The vesting of the Series A Options was changed to 37.5% immediately prior to the recapitalization, 12.5% upon the third anniversary of the original option grant and 16.67% per year thereafter.

(5)

Repriced Series A Options under the Unit Option Plan.  In connection with the April 18, 2002 recapitalization, the Series A Options were repriced, following the recapitalization, to $50.00 per Partnership Unit.  The vesting of the Series A Options was changed to 37.5% immediately prior to the recapitalization, 12.5% upon the third anniversary of the original option grant and 16.67% per year thereafter.

(6)

Repriced Series B Options under the Unit Option Plan.  In connection with the April 18, 2002 recapitalization, the Series B Options were repriced to $83.55 per partnership unit, 90% of the options vested immediately prior to the recapitalization and 10% of the options were cancelled.

(7)

Repriced Series C Options under the Unit Option Plan.  In connection with the April 18, 2002 recapitalization, the Series C Options were repriced to $0.01 per partnership unit. In August 2002, a portion of the Series C Options vested upon a sale of the ownership interests of certain partners.  On November 18, 2002 the Company forgave the $0.01 exercise price and issued units in ASLP in respect of the vested Series C Options.

(8)

Repriced Series D Options under the Unit Option Plan.  In connection with the April 18, 2002 recapitalization, the Series D Options were repriced to $0.01 per Partnership Unit. In August 2002, a portion of the Series D Options vested upon a sale of the ownership interests of certain partners. On November 18, 2002, the Company forgave the $0.01 exercise price and issued units in ASLP in respect of the vested Series D Options.

(9)

Grant of Series A Options under the Unit Option Plan.  On March 18, 2002, the Company granted additional Series A Options, 50% of which vest on the third anniversary of the grant date with the remainder vesting equally on each of the fourth, fifth, and sixth anniversary of the grant date.

(10)

Grant of Series F Options under the Unit Option Plan.  On March 18, 2002, the Company granted new Series F performance-based Options that will vest upon a substantial sale of the ownership interests of certain partners based upon the achievement of certain internal rate of return targets.

Aggregated Option Exercises and Fiscal Year-End Option Value(1)

          The following table sets forth certain information regarding stock option exercises by the Named Executive Officers during the fiscal year ended December 31, 2002, and stock options held by the Named Executive officers at December 31, 2002.

	Units Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End		Value of Unexercised In-the-Money Options at FY-End

			Exercisable	Unexercisable	Exercisable	Unexercisable

Bernt O. Bodal	38,842	$4,967,380	2,930	33,295	$43,975	$6,015,843
Jeffrey Davis	12,890	$1,770,593	1,350	13,660	$31,982	$2,079,906
Michael Hyde	5,913	$983,663	1,017	8,736	$31,982	$1,008,258
Brad Bodenman	—	$0	185	5,365	$8,011	$232,324
Inge Andreassen	3,282	$545,991	456	3,877	$11,993	$304,129

(1)

During the period from December 31, 2001 through May 1, 2002, all of the outstanding exercisable options were exercised as part of the recapitalization.  Additional options have become exercisable since May 1, 2002 as described in “Ownership of Equity Interests”.

Board of Directors Compensation

          The members of the board of directors of ASC Management, Inc., other than Mr. Fluke, do not receive any compensation for serving as directors.  Mr. Fluke receives $12,500 per quarter as compensation for serving as a director and Audit Committee Chair of ASC Management, Inc.

Compensation Committee Interlocks and Insider Participation

          On October 29, 2002, the board of directors of ASC Management, Inc. established a compensation committee comprised of three members:  Scott Perekslis, Morgen Crow and George Majoros.  The members of the compensation committee do not receive any compensation for their services.

Employment Agreements

          Each of Bernt Bodal, Jeffrey Davis, Michael Hyde, Brad Bodenman and Inge Andreassen has an employment agreement with us. The employment agreements expire in 2005, and are subject to automatic extensions for succeeding terms of one year each unless terminated by delivery of notice by either party in accordance with the terms of the contract. Pursuant to these contracts, each executive may receive, in addition to his base salary, a discretionary and nondiscretionary bonus. A discretionary bonus is awarded as determined by the board of directors of ASC Management, Inc. in its sole discretion. A nondiscretionary bonus is awarded if the EBITDA of American Seafoods, L.P. and its subsidiaries exceeds certain targets. The employment agreements provide that such nondiscretionary bonuses are not payable, however, if at the time of payment or at any time during the year of measurement, American Seafoods Group LLC is in default under any credit agreement relating to indebtedness for borrowed money. In addition, the employment contracts state that the annual bonus, including the discretionary and nondiscretionary portions thereof, may not exceed 150% of the executive’s base salary. The agreements also provide for the participation by the executive in any employee benefit program offered by us to employees or executives of similar rank and entitle the executive to either four or five weeks paid vacation per year.

          If we terminate any executive’s employment with cause or if the executive terminates his employment without good reason, the executive is entitled only to payment of his unpaid base salary for the period prior to termination. If an executive’s employment terminates because of his death, or we terminate the executive’s employment upon his disability, then the executive is entitled to his unpaid salary and a pro-rated share of the nondiscretionary portion of the bonus to which he would otherwise have been entitled in respect of the year during which termination occurred. If we terminate an executive’s employment for any other reason or if the executive terminates for good reason, he is entitled to all of the foregoing, as well as severance compensation equal to an amount of his actual base salary for the 12 month period immediately prior to such termination payable over a 24 month period.

          In addition to the generic terms described above, the executives’ particular employment agreements provide for the following specific terms:

          Bernt O. Bodal.    On January 28, 2000, American Seafoods, L.P. and American Seafoods Group LLC entered into a five-year employment agreement with Mr. Bodal that provides that he will serve as American Seafoods Group LLC’s Chairman of the Board. The employment agreement, as amended, provides for an annual base salary of $375,000 in 2000. In addition, the employment agreement provides that beginning in January 2001 and annually thereafter, the board of directors of ASC Management, Inc.; may in its sole discretion adjust, but not decrease below $375,000, such base salary by an amount it determines to be appropriate. The employment agreement also provides, with certain exceptions, that Mr. Bodal may not participate in any entity that competes with us or any of our subsidiaries, or any line of business which we or any of our subsidiaries is contemplating, for a period between 12 months and 24 months after the employment term and severance pay period, if applicable, depending on the method of termination. In addition, the employment agreement imposes certain non-solicitation obligations on Mr. Bodal for a 36 month period after the employment term and severance pay period, if applicable.

          Concurrently with the signing of this employment agreement, Mr. Bodal purchased, pursuant to a subscription agreement, dated January 28, 2000, between himself and American Seafoods, LP, 54,400 regular units in American Seafoods, LP and 18,400 special units in American Seafoods, LP for $5,440,000. This purchase was funded in part by a recourse loan in the amount of $3,840,000 from American Seafoods, LP to Mr. Bodal. Additionally, American Seafoods Group LLC granted Mr. Bodal non-qualified options to purchase 68,500 regular units in American Seafoods, LP at a per unit price of $100.  During fiscal 2002 the options were repriced.

          Michael Hyde.    On March 31, 2000, American Seafoods Group LLC and Michael Hyde entered into an Employment Agreement Termination agreement whereby American Seafoods Group LLC agreed to pay Mr. Hyde a termination fee of $50,000 per year for a period of five years and Mr. Hyde agreed to terminate his employment agreement with American Seafoods Company and to enter into a new employment agreement with American Seafoods Group LLC.

          On April 1, 2000, American Seafoods, LP and American Seafoods Group LLC entered into a five-year employment agreement with Mr. Hyde that provides that he will serve as American Seafoods Company LLC’s President and Chief Executive Officer and American Seafoods Group LLC’s General Counsel. The employment agreement provides for an annual base salary of $325,000 in 2000. In addition, the employment agreement provides that beginning in January 2001 and annually thereafter, the board of directors may in its sole discretion adjust, but not decrease below $325,000, such base salary by an amount it determines to be appropriate. The employment agreement also provides, with certain exceptions, that Mr. Hyde may not participate in any entity whose primary business involves the catching, processing or selling of pollock for a period of 12 to 24 months after the employment term and severance pay period, if applicable, depending on the method of termination. However, the agreement does not prevent Mr. Hyde from providing independent legal services under certain circumstances. In addition, the employment agreement imposes certain non-solicitation obligations on Mr. Hyde for a 12 month to 36 month period after termination of employment and the severance pay period, if applicable, depending on the method of termination.

          Concurrently with the signing of this employment agreement, Mr. Hyde purchased, pursuant to a subscription agreement dated as of April 1, 2000 between himself and American Seafoods, L.P., 5,000 regular units in American Seafoods, L.P. for $500,000. This purchase was funded in part by a recourse loan in the amount of $100,000 from American Seafoods, L.P. to Mr. Hyde. In addition, Mr. Hyde was granted non-qualified options to purchase 10,000 regular units in American Seafoods, L.P. at a per unit price equal to $100.  During fiscal 2002 the options were repriced.

          Jeffrey Davis.    On January 28, 2000, American Seafoods, L.P. and American Seafoods Group LLC entered into a five-year employment agreement with Mr. Davis that provides that he will serve as American Seafoods Group LLC’s President and Chief Operating Officer. The employment agreement, as amended, provides for an annual base salary of $325,000 in 2000. In addition, the employment agreement provides that beginning in January 2001 and annually thereafter, the board of directors may in its sole discretion adjust but not decrease below $325,000, such base salary by an amount it determines to be appropriate. The employment agreement also provides, with certain exceptions, that Mr. Davis may not participate in any entity that competes with us or any of our subsidiaries, or any line of business which we or any of our subsidiaries is contemplating, for a period between 12 months and 24 months after the employment term and severance pay period, if applicable, depending on the method of termination. In addition, the employment agreement imposes certain non-solicitation obligations on Mr. Davis for a 36 month period after the employment term and severance pay period, if applicable.

          Concurrently with the signing of this employment agreement, Mr. Davis purchased, pursuant to a subscription agreement dated January 28, 2000 between himself and American Seafoods, L.P., 11,600 regular units and 4,600 special units in American Seafoods, L.P. for $1,160,000. This purchase was funded in part by a recourse loan in the amount of $810,000 from American Seafoods, L.P. to Mr. Davis. In addition, Mr. Davis received non-qualified options to purchase 22,500 regular units in American Seafoods, L.P. at a per unit price equal to $100.  During fiscal 2002 the options were repriced.

          Brad Bodenman.    On March 18, 2002, American Seafoods Group LLC entered into a three-year employment agreement with Mr. Brad Bodenman which provides that Mr. Bodenman will serve as Chief Financial Officer of American Seafoods Group LLC.  Mr. Bodenman has served as our Chief Financial Officer since May 1, 2002.  The employment agreement provides for an annual base salary of $185,000 in 2002.  In addition, the employment agreement provides that beginning in January 2003 and annually thereafter, the board of directors may in its sole discretion increase or adjust, but not decrease below $185,000, such base salary by an amount it determines to be appropriate. The employment agreement also provides, with certain exceptions, that Mr. Bodenman may not participate in any entity that competes with American Seafoods Group LLC or any of its subsidiaries, or any line of business which American Seafoods Group LLC or its subsidiaries is contemplating for a period of 12 months after the employment term and severance pay period, if applicable, depending on the method of employment termination. In addition, the employment agreement imposes certain non-solicitation obligations on Mr. Bodenman for a 36 month period after termination of employment and the severance pay period, if applicable, depending on the method of employment termination.

          Concurrently with the signing of this employment agreement, Mr. Bodenman purchased, pursuant to a subscription agreement, dated as of March 18, 2002, between Mr. Bodenman and American Seafoods, L.P., a number of regular units (to be determined at market value) in American Seafoods, L.P. for an aggregate purchase price of $250,000.  Mr. Bodenman’s purchase of such partnership units was funded by a recourse loan in the amount of $200,000 from American Seafoods, L.P. to Mr. Bodenman. Additionally, American Seafoods Group LLC granted Mr. Bodenman non-qualified options to purchase 5,550 regular units in American Seafoods, L.P. at a per unit price equal to $176.41.

          Inge Andreassen.    On January 28, 2000, American Seafoods, L.P. and American Seafoods Company LLC entered into a five-year employment agreement with Mr. Andreassen that provides that he will serve as American Seafoods Company LLC’s Vice President of Operations. The employment agreement provides for an annual base salary of $175,000 in 2000. In addition, the agreement provides that beginning January 2001 and annually thereafter, the board of directors may in its sole discretion adjust, but not decrease below $175,000, such base salary by an amount it determines to be appropriate. The employment agreement also provides, with certain exceptions, that Mr. Andreassen may not participate in any entity that competes with us or any of our subsidiaries, or any line of business which we or any of our subsidiaries is contemplating, for a period of twelve months after the employment term and severance pay period, if applicable. In addition, the employment agreement imposes certain non-solicitation obligations on Mr. Andreassen for a 36 month period after the employment term and severance pay period, if applicable.

          Concurrently with the signing of this employment agreement, Mr. Andreassen purchased, pursuant to a subscription agreement dated as of January 28, 2000 between himself and American Seafoods, LP, 3,000 regular units in American Seafoods, LP for $300,000. This purchase was funded in part by a recourse loan in the amount of $300,000 from American Seafoods, LP to Mr. Andreassen. In addition, Mr. Andreassen was granted non-qualified options to purchase 5,550 regular units in American Seafoods, LP at a per unit price equal to $100.  During fiscal 2002, the options were repriced.

Unit Option Plan

          Our ultimate parent company American Seafoods, LP adopted a Unit Option Plan, on January 28, 2000 as Amended and Restated effective December 16, 2002 (the “Unit Option Plan”). Options were granted under the plan to officers and certain key employees. The purpose of the Unit Option Plan is to promote the success of American Seafoods, LP and the interests of its partners by attracting, motivating, retaining and rewarding eligible participants.

          The Unit Option Plan has been administered by the entire board of directors of ASC Management, Inc. The board selects eligible participants for participation in the Unit Option Plan and determines the number of partnership units subject to each option granted thereunder, the exercise price of such option, the time and condition of exercise of such option and all other terms and conditions of such option, including the form of the option agreement setting forth the terms and conditions of such option. The board may in its discretion establish performance measures or other criteria that must be satisfied or met as a condition to the grant of an option or the exercisability of all or a portion of an option. The board also determines whether an option is exercisable in cumulative or non-cumulative installments and in part or in full at any time.

          In the sole discretion of the board, the terms of an option agreement may provide that in the event of a reorganization, merger, consolidation, sale or other disposition of all or substantially all of the assets of or equity interests in American Seafoods, LP, the vesting of some or all of a participant’s outstanding options shall, immediately upon the occurrence of such event or at such other time specified in the option agreement, be accelerated, in part or in full. In addition, the board may at any time accelerate the vesting of any option issued under the Unit Option Plan, in part or in full.

          The Unit Option plan provides for the issuance of Series A Options, Series B Options, Series C Options, Series D Options, Series E Options and Series F Options, and permits American Seafoods, LP to issue different types of options. Under the option agreements, the Series A Options vest based on certain specified periods of continued employment following issuance of the options; ten percent of the Series E Options have vested while the balance will vest based on American Seafoods, LP achieving certain EBITDA targets; the Series C and D Options vest based on an American Seafoods, LP partner selling its interests and achieving certain target internal rates of return; and the Series F options vest upon an American Seafoods, LP partner selling a specified percentage of its interests and achieving certain target internal rates of return, or any merger, recapitalization or reorganization that may have substantially the same result.  Subject to adjustments provided for in any option agreement, the Unit Option Plan provides for an aggregate of 182,000 partnership units to be available for grant of options. Each option is subject to vesting provisions and transfer restrictions as set forth in the option agreement relating to such option. Unless terminated earlier by the board, the Unit Option Plan will terminate when partnership units are no longer available for grant. On April 18, 2002, the outstanding options were modified in a number of respects, including the vesting of a portion of the outstanding Series A and B Options and the cancellation of the balance of the Series B Options. At such time, all vested options were exercised and we agreed to issue new Series E performance based options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information regarding the indirect beneficial ownership of membership interests in American Seafoods Group LLC as of March 25, 2003. The persons listed below include: (i) each person known to us to beneficially own 5% or more of membership interests in American Seafoods Group LLC; (ii) each named executive officer of American Seafoods Group LLC, and each of the directors of ASC Management, Inc., the managing general partner of American Seafoods, L.P.; (iii) all executive officers and directors as a group; and (iv) the U.S. Equity Partners Funds.

          The persons listed on the following table directly and indirectly, through the ownership of limited partnership units of American Seafoods, LP, own membership interests in American Seafoods Holdings LLC. American Seafoods, LP, Webjorn Eikrem and Bernt Bodal each directly owns 99.4%, 0.4% and 0.2%, respectively, of the common equity interests of American Seafoods Holdings LLC, and a preferred equity interest is held by the US Equity Partners Funds. American Seafoods, LP is the managing member of American Seafoods Holdings LLC. American Seafoods Holdings LLC directly owns 100% of American Seafoods Consolidated LLC, which, in turn, directly owns 90% and indirectly owns the remaining 10% of American Seafoods Group LLC. ASC, Inc., which is wholly owned by American Seafoods Consolidated LLC, owns approximately 10% of American Seafoods Group LLC and has an interest with preferred allocation and distribution rights.

          Under the limited liability company agreement of American Seafoods Holdings LLC, the managing member of American Seafoods Holdings LLC is American Seafoods, LP, the general partner of which is an affiliate of Centre Partners. By virtue of its control of our indirect parent, American Seafoods, LP, Centre Partners has broad authority to conduct our business and, accordingly, control our company. Centre Partners is not publicly traded or listed on an international exchange.  Centre Partners has the ability to elect a majority of the members of the board of directors of the general partner of American Seafoods, LP, and therefore controls us. In addition, in connection with our acquisition by American Seafoods, LP in January 2000, Centre Partners and other holders of limited partnership interests in American Seafoods, LP entered into a Securityholders Agreement, dated January 28, 2000, which governs several aspects of the relationship among holders of partnership units in American Seafoods, LP See “Item 13 - Certain Relationships and Related Transactions—Transactions and Agreements Relating to our Securityholders—Securityholders Agreement.”

Name of Beneficial Holder	Number of American Seafoods, L.P. Limited Partnership Units (1)(2)(3)	Percentage of American Seafoods, L.P. Limited Partnership Units (4)

Centre Partners (5)	200,502	24.73%
Coastal Villages (6)	315,801	38.95%
Bernt O. Bodal (7)	189,883	23.33%
U.S. Equity Partners Funds (8)	36,279	4.24%
Jeffrey Davis	36,373	4.48%
Inge Andreassen	10,521	1.30%
Michael Hyde	6,298	*
Brad Bodenman	1,602	*
Morgen Crow (9)	—	—
John Fluke	—	—
George Majoros	—	—
Michael Magerman (10)	—	—
Scott Perekslis (10)	—	—
Lester Pollack (10)	—	—
William Tisher (11)	—	—
Eric Wilmes (10)	—	—
All directors and executive officers as a group (18 persons)	257,977	31.56%

* Less than 1%
(1) Unless otherwise indicated below, the persons named in the table above have sole voting and investment power with respect to the number of securities set forth opposite their names.
(2)

Except for Mr. Bodal, who beneficially owns 23.33% of the limited partnership units in American Seafoods, L.P., Mr. Davis, who beneficially owns 4.48% of the limited partnership units in American Seafoods, L.P., and Mr. Andreassen, who beneficially owns 1.30% of the limited partnership units in American Seafoods, L.P., no director or named executive officer beneficially owns 1% or more of the limited partnership units in American Seafoods, L.P. In each case this percentage is based upon the assumed exercise by the pertinent holder, of such holder’s options referenced in Note 3 below.

(3)

Includes the following interests subject to options to purchase limited partnership units in American Seafoods, L.P., which are currently exercisable or exercisable within 60 days of March 25, 2003; Mr. Bodal – 2,930 units; Mr. Davis – 1,350 units; Mr. Hyde – 1,017 units; Mr. Andreassen – 456 units; Mr. Bodenman 185 units; other executive officers as a group – 688 units.

(4)

Applicable percentage of ownership is based on 810,542 limited partnership units in American Seafoods, L.P. outstanding as of March 25, 2003 plus, in the case of each holder, any presently exercisable options held by such holder and options which will become exercisable within 60 days after such date.

(5)

Consists of an aggregate of 200,502 limited partnership units in American Seafoods, L.P.: (a) 153,181 limited partnership units in American Seafoods, L.P. owned of record by Centre Capital Investors III, L.P. (“Investors III”), (b) 18,534 limited partnership units in American Seafoods, L.P. owned of record by Centre Partners III Tax Exempt Holdings (“CPIII”), (c) 19,195 limited partnership units in American Seafoods, L.P. owned of record by ASC Offshore Holding Corporation (“Holdings Corp.”), (d) 1,120 limited partnership units in American Seafoods, L.P. owned of record by Centre Capital Individual Investors III, L.P. (“Individual III”), (e) 8,371 limited partnership units in American Seafoods, L.P. owned of record by Centre Capital Partners Coinvestment III, L.P. (“Coinvestment III”). Investors III, Individual III and Coinvestment III are limited partnerships, of which the general partner of each is Centre Partners III, L.P., and (f) 100 limited partnership units in American Seafoods, L.P. owned of record by ASC Management, Inc.

(6)

The columns include an aggregate of 23,706 membership interests in American Seafoods, L.P. beneficially owned by Coastal Villages through its purchase of an interest in CPIII and Holdings Corp. Coastal Villages is shown as the beneficial owner of its proportionate share of the membership interests in American Seafoods, L.P. held by CPIII and Holdings Corp. because Coastal Villages can vote the membership interests on certain important matters and CPIII and Holdings Corp. are special purpose entities formed solely to hold membership interests.

(7)

The columns include an aggregate of 13,873 membership interests in American Seafoods, L.P. beneficially owned by Mr. Bodal through his purchase of an interest in CPIII. Mr. Bodal is shown as the beneficial owner of his proportionate share of the membership interests in American Seafoods, L.P. held by CPIII because Mr. Bodal can vote the membership interests on certain important matters and CPIII is a special purpose entity formed solely to hold membership interests.

(8)

In addition to the U.S. Equity Partners Warrants, the U.S. Equity Partners Funds own a preferred equity interest in American Seafoods Holdings LLC for which they paid $20.2 million and a note with a principal amount of $4.3 million for which they paid $3.8 million.

(9)

Mr. Crow is a director of Coastal Villages Region Fund, the parent of Coastal Villages Pollock LLC, and as such may be deemed to beneficially own and share the power to vote or dispose of the limited partnership units held by Coastal Villages Pollock LLC. Mr. Crow disclaims beneficial ownership of such limited partnership units.

(10)

Scott Perekslis and Lester Pollack are Managing Directors, Michael Magerman is a Director, and Eric Wilmes is a Principal, of Centre Partners and as such may be deemed to beneficially own and share the power to vote or dispose of the securities held by Investors III, Individual III and Coinvestment III. Messrs. Perekslis, Pollack, Magerman and Wilmes disclaim beneficial ownership of such securities.

(11)

Mr. Tisher is the Director of Finance at Coastal Villages Region Fund, the parent of Coastal Villages Pollock LLC, and as such may be deemed to beneficially own and share the power to vote or dispose of the limited partnership units held by Coastal Villages Pollock LLC. Mr. Tisher disclaims beneficial ownership of such limited partnership units.

The addresses of the beneficial owners shown in the table above who are beneficial owners of five percent or more of our membership interests are as follows: Centre Partners Management LLC, 30 Rockefeller Plaza, Suite 5050, New York, New York 10020; Coastal Villages Pollock LLC, 711 H Street, Suite 200, Anchorage, Alaska 99501; and Bernt O. Bodal, American Seafoods Group, Market Place Tower, 2025 First Avenue, Suite 1200, Seattle, Washington 98121.

Equity Compensation Plan Information

          The following table sets forth information as of December 31, 2002 concerning compensation plans previously approved by securityholders and not previously approved by securityholders.  A description of the material features of the unit option plan may be found in “Item 8— Financial Statements and Supplementary Data” as well as in “Item 11— Executive Compensation”.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	103,049	$100.00	3,565
Total	103,049	$100.00	3,565

Item 13.	Certain Relationships and Related Transactions

Transactions and Agreements Relating to our Securityholders

     Securityholders Agreement

          On October 4, 2002, the following parties amended a Securityholders Agreement, dated January 28, 2000, which governs several aspects of the relationship among American Seafoods, L.P., ASC Management Inc. and holders of securities of American Seafoods, LP, including: several affiliates of Centre Partners, which we refer to as the Centre entities; ASC Offshore Holdings Corp. and CP3 Tax-Exempt Holdings Corp., which we refer to as the Blocker corporations; Coastal Villages Pollock LLC; SF Partners XXIV, LLC, Central Bering Sea Fishermen’s Association, Key Bank and Debbie Morton; Bernt Bodal, Jeffrey W. Davis, Inge Andreassen, Amy Wallace and others, who we refer to in the agreement as the initial management securityholders; and U.S. Equity Partners II, LP, US Equity Partners II (US Parallel), LP and US Equity Partners II (offshore), L.P, collectively referred to herein as the Wasserstein entities.

          The Securityholders Agreement imposes numerous restrictions on the transfer of partnership units and other securities in American Seafoods, LP Pursuant to this agreement, no securityholder may pledge, hypothecate or transfer any securities, other than in specified circumstance set forth in this agreement, without the consent of American Seafoods, LP If any securityholder other than certain Centre entities or the Blocker corporations proposes to transfer some or all of its securities, the securityholder must give written notice to American Seafoods, LP and the Centre entities. Thereafter, American Seafoods, LP and the Centre entities shall have the right to purchase all, but not less than all, of the offered securities at the offer price within 30 days. Additionally, any transfer by the Centre entities or Bernt Bodal are subject to certain “tag along” obligations. The Centre entities may also have some “drag along” rights with respect to certain transfers of securities.

          The Securityholders Agreement further provides that, with respect to the composition of the board of directors of ASC Management, Inc., the Centre entities, Coastal Villages, members of management as a group and Bernt Bodal will each have the right to designate five (or such larger number so as to constitute a majority), two, one and one members, respectively, to the board of directors of ASC Management, Inc. as long as each of them holds at least 200,000, 150,000, 150,000 and 27,200 partnership units, respectively. Additionally, the Centre entities and Coastal Villages will each have the right to designate two and one members, respectively, to the board of directors of ASC Management, Inc. as long as each of them holds at least 75,000 partnership units. The agreement also provides that as long as the Wasserstein entities hold any threshold securities, as defined in the agreement, they will have the right to designate one member to the board of directors of ASC Management, Inc.

     Voting and Governance Agreement

          In connection with the sale by Centre Partners of certain of its units in American Seafoods, L.P. to Bernt O. Bodal and Coastal Villages in July 2, 2002 and August 1, 2002, respectively, Bernt O. Bodal, Coastal Villages and certain affiliates of Centre Partners have entered into a Voting and Governance Agreement, dated as of August 1, 2002, that requires that the parties to this agreement vote their respective equity interests in American Seafoods, L.P. so as to ensure a specified composition of the board of directors of ASC Management, Inc., the managing general partner of American Seafoods, L.P. This agreement also provides for certain supermajority voting arrangements relating to the issuance of equity interests in American Seafoods, L.P. and the making of loans to members of management of American Seafoods, L.P. as well as to the consummation of a public offering by American Seafoods, L.P. These provisions are embodied in the Securityholders Agreement described above.

     Coastal Villages Pollock

          Purchase of Pollock Quota.    We are party to an agreement, dated October 12, 2000, with Coastal Villages Region Fund, the parent of one of our equityholders, Coastal Villages, pursuant to which Coastal Villages Region Fund has granted us an exclusive license to harvest and process the entire portion of the total allowable catch allocated to Coastal Villages Region Fund under the Alaska Community Development Quota program for the 2001 and 2002 pollock seasons. Pursuant to this agreement, we paid to Coastal Villages Region Fund $4.1 million in 2000,  $10.9 million in 2001 and $9.3 million in 2002 based on tons harvested. Coastal Villages Region Fund’s quota for the 2001 season was 2.4% of the total allowable catch. Under the agreement, we are also committed to certain job training and community development initiatives for the benefit of Coastal Villages Region Fund’s member communities.  The agreement is scheduled to terminate on December 31, 2004; however, we expect that it will be extended.  Our agreement with Coastal Villages Region Fund is on arm’s-length terms, which we believe are no less favorable to us than those that would have been obtained in a comparable transaction with an unaffiliated third party.

     Norway Seafoods

          Senior Subordinated Promissory Notes.    As of April 3, 2002, we had outstanding indebtedness of $118.3 million to Norway Seafoods under two separate senior subordinated promissory notes issued in connection with the purchase of our business by American Seafoods, L.P. in January 2000. In 2000, we recorded aggregate interest expense of $9.2 million and aggregate debt discount expense of $2.3 million with respect to these two notes. In 2001, we recorded aggregate interest expense of $12.6 million and aggregate debt discount expense of $1.0 million. We repaid both promissory notes in connection with our recapitalization on April 18, 2002.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

          Fishing Rights Lease Agreement.    On January 28, 2000, we entered into a Fishing Rights Lease Agreement with Rebecca Ann Fisheries, Inc., or Rebecca Ann, a subsidiary of Norway Seafoods, pursuant to which Rebecca Ann leased us its right to harvest the entire portion of the pollock total allowable catch allocated to it under the Alaska Community Development Quota program. Rebecca Ann’s quota equals 0.623% of the directed pollock catch. We were obligated under the agreement to make annual payments in the amount of $1.35 million, and we made such payments in each of 2000, 2001 and 2002.  On January 29,

2003, we purchased substantially all the rights under the Rebecca Ann agreement for $5.2 million, which approximated the carrying value of the related obligation at the time of the transaction.

          Marketing and Service Agreement.    On November 28, 1999, we entered into a Marketing and Service Agreement, as amended, with RGI Seafoods Corporation, or RGI Seafoods, a subsidiary of Norway Seafoods. Under this agreement, we perform various services on RGI Seafoods’ vessels, provide information technology services to certain of its affiliates, and act as RGI Seafoods’ exclusive sales and marketing agent for all fish and seafood products RGI Seafood produces on its vessels. In consideration for these services, we have received from RGI Seafoods $2.7 million in 1999, $1.2 million in 2000, $938,000 in 2001, and $1.2 million in 2002. On October 4, 2002, American Seafoods LP settled the warrant held by Norway Seafoods. Norway Seafoods is no longer a related party.

          We also entered into similar agreements in 1999 with Norway Seafoods and with its affiliate Empress Fisheries and, in consideration for our services, we received from Norway Seafoods $255,000 in 1999 and $60,000 in 2000, and received from Empress Fisheries $921,514 in 1999. These agreements have expired.

          Finished Product Sales; Pollock Block Sales.    We sell finished products to Norway Seafoods and its affiliates, including Norway Seafoods, Thorfisk, ASC Far East, ASC South America and ASC Trading.  We received from these entities in the aggregate $3.7 million in 1999, $281,000 in 2000, $90,000 in 2001 and $0 in 2002.

          Used Equipment Sales.    We have sold used equipment to ASC South America and ASC Far East, both affiliates of Norway Seafoods. We received from these entities aggregate payments of $348,000 in 1999 and $80,000 in 2000. We did not sell any used equipment to ASC South America and ASC Far East in 2001 or 2002.

          Raw Material Purchases.    We purchase raw materials from Norway Seafoods and its affiliates, including ASC Far East Inc. to process, repackage or distribute at a profit such materials. We paid to these entities in the aggregate $16.8 million in 1999, $1.7 million in 2000, $9.6 million in 2001 and $5.1 in 2002.  All our purchases from Norway Seafoods and its affiliates were made on arm’s-length terms no less favorable to us than those that would have been obtained in comparable transactions with an unaffiliated third party.

          Management and Licensing Fees.    On January 25, 1999, we entered into an agreement with Norway Seafoods pursuant to which we were granted the right to use trademarks owned by Norway Seafoods and whereby Norway Seafoods provided cash management, currency hedging, public relations and quality control services. Pursuant to the terms of the agreement, we paid Norway Seafoods $1.93 million in 1999 and $28,000 in 2000. This agreement was terminated on January 27, 2000.

          Foreign Exchange Contract.    Prior to the acquisition of our business by Centre Partners in January 2000, Aker, the parent of Norway Seafoods, entered into a currency forward transaction with Sparebanken NOR, which expires in July 2003 and a forward transaction with Den norske Bank ASA, which expires in July 2003. On January 28, 2000, in connection with the acquisition of our business by Centre Partners, Aker entered into an agreement with us whereby Aker is obligated to pay us all amounts that Aker receives from Sparebanken NOR or Den norske Bank ASA, and we are obligated to pay Aker all amounts that Aker must pay to Sparebanken NOR or Den norske Bank ASA.  As of December 31, 2002, we had total notional amounts of $31.3 million under this arrangement.  Aker also had, as of December 31, 2002, exercisable foreign currency options with Sparebanken NOR with total notional amounts of $55.0 million relating to the period October 31, 2003 through July 29, 2005. Pursuant to the January 28, 2000 agreement, Aker is obligated to pay us all amounts that Aker receives from Sparebanken NOR and we are obligated to pay Aker all amounts that Aker must pay to Sparebanken NOR. These options will become forward foreign currency exchange contracts in the event that the dollar-yen spot exchange rate is at or below a certain level at any time before July 29, 2003.

          We believe that our transactions and agreements with Norway Seafoods or its affiliates have been and are on arm’s-length terms no less favorable to us than those that would have been obtained in comparable transactions with an unaffiliated third party.

Agreements Relating to Pacific Longline Company LLC

          Services Agreement.    American Seafoods Company LLC is a party to a Services Agreement with Pacific Longline Company LLC dated August 15, 2001. Pursuant to the terms of the agreement, American Seafoods Company LLC provides to Pacific Longline Company LLC a variety of management services including accounting, payroll, engineering and logistics in return for payment of a $15,000 monthly fee.

          Marketing Agreement.    American Seafoods Company LLC is a party to a Marketing Agreement with Pacific Longline Company LLC dated January 1, 2002. Pursuant to the terms of the agreement, American Seafoods Company LLC markets all of the fish products produced aboard the three freezer longline vessels operated by Pacific Longline Company LLC in return for a marketing fee of 2.5% of the gross sales proceeds.

          We believe that our agreements with Pacific Longline are on arm’s-length terms no less favorable to us than those that would have been obtained in comparable transactions with an unaffiliated third party.

Agreements Relating to Our Management

          Loans to Mr. Bodal.    On January 28, 2000, in connection with the purchase of our company by American Seafoods, L.P., American Seafoods, LP entered into a loan agreement with Bernt O. Bodal, pursuant to which American Seafoods, LP loaned Mr. Bodal $3.8 million to finance his purchase of equity interests in American Seafoods, LP On August 21, 2000, we loaned $200,000 to Mr. Bodal for personal purposes and on January 31, 2002, American Seafoods Holdings LLC loaned to Mr. Bodal $500,000 to finance Mr. Bodal’s purchase of equity interests in American Seafoods Holdings LLC. In 2000 and 2001, the largest amounts outstanding under these loans were $4.4 million and $4.6 million, respectively. At April 1, 2002, the amount outstanding was $5.3 million. The interest rate on these loans has been reset each January 1, April 1, July 1 and October 1 to the prime rate plus 1/2 percent. The current rate is 5.25% per annum. These loans were fully repaid in connection with our recapitalization.

          On July 2, 2002, we loaned $6 million to Mr. Bodal to finance his purchase of equity interests in American Seafoods, LP and in American Seafoods Holdings LLC. The interest rate on this loan will be reset each January 1, April 1, July 1 and October 1 to the prime rate plus  1/2 percent. The current rate is 5.25% per annum.

          Various members of management acquired relatively small amounts of equity interests in American Seafoods, LP from existing equity holders. A portion of such purchases was funded with the proceeds of loans from one of our parent companies.

          Aircraft Charters.    From time to time, American Seafoods, LP has chartered an aircraft owned and operated by BJ Aviation LLC and Seattle Jet Services, Inc., companies in which Bernt O. Bodal initially had a 50% equity interest. During 2002 Mr. Bodal’s interest in BJ Aviation LLC was increased to 100% and his interest in Seattle Jet Services, Inc. was eliminated. American Seafoods, LP chartered this aircraft to transport our executive officers and financial advisors in connection with a previously attempted sale of our company. We distributed cash to American Seafoods, LP to pay BJ Aviation LLC and Seattle Jet Services, Inc. a total of $15,533 in 2000 and $552,204 in 2001. In 2002, American Seafoods, LP paid BJ Aviation LLC and Seattle Jet Services, Inc. a total of $1,225,354. We did not pay any amounts directly to Mr. Bodal with respect to these charters, other than reimbursement of expenses incurred in the ordinary course of business. We believe that the foregoing transaction between American Seafoods, LP and BJ Aviation LLC and Seattle Jet Services, Inc. were on arm’s-length commercial terms no less favorable than those that would have been obtained in comparable transactions with an unaffiliated third party. On December 31, 2002, the aircraft that American Seafoods, LP had chartered was returned by BJ Aviation LLC to its lender and immediately thereafter leased on a long term basis by that lender to American Seafoods, LP We will charter that aircraft from American Seafoods, LP in the future.

Certain Payments Relating to the 2000 Acquisition and the Recapitalization

          In 2000, in connection with the purchase of our company by American Seafoods, L.P., we paid Centre Partners, Norway Seafoods and Bernt Bodal $4.6 million, $460,000 and $116,664, respectively, for providing management and financial consulting services to us, and reimbursed them for out-of-pocket expenses they incurred.

          In connection with the April 2002 recapitalization, $5.7 million was paid to Centre Partners out of the distribution to our equityholders for providing management and financial consulting services to us. In addition, we reimbursed Centre Partners for out-of-pocket expenses they incurred in connection with the recapitalization.

Item 14.	Controls and Procedures

          Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure and control procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of the Company’s disclosure and control procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic SEC filings.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following financial statements of the Company are included in Part II, Item 8 of this report, with the exception of the 8-K and 8-K/A reports, which are attached in this section of the report:

(a)(1) Financial Statements.

Report of Independent Public Accountants and Independent Auditors’ Report	35

Consolidated Balance Sheets as of December 31, 2001 and 2002	37

Combined Statements of Operations for the Predecessor Business for the period from January 1, 2000 to January 27, 2000 and Consolidated Statements of Operations for the period from January 28, 2000 to December 31, 2000 and for the years ended December 31, 2001 and 2002	38

Combined Statements of Equity (Deficit) for the Predecessor Business for the period from January 1, 2000 to January 27, 2000 and Consolidated Statements of Members’ Interest (Deficit) for the period from January 28, 2000 to December 31, 2000 and for the years ended December 31, 2001 and 2002	39

Combined Statements of Cash Flows for the Predecessor Business for the period from January 1, 2000 to January 27, 2000 and Consolidated Statements of Cash Flows for the period from January 28, 2000 to December 31, 2000 and for the years ended December 31, 2001 and 2002	41

Notes to Combined and Consolidated Financial Statements	42

(a)(2) Financial Statement Schedules.

          Schedules are omitted as the required information is included in American Seafoods Group LLC’s consolidated financial statements or the related notes or such schedules are not applicable.

(a)(3) Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of American Seafoods Group LLC(1)

3.2	Third Amended and Restated Limited Liability Company Agreement of American Seafoods Group LLC(1)

4.1

Indenture, dated as of April 18, 2002, among American Seafoods Group LLC, American Seafoods, Inc., the Guarantors listed on Schedule A thereto and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 10 1/8% Senior Subordinated Notes due 2010.(1)

4.2

Supplemental Indenture, dated as of December 16, 2002, among Southern Pride Catfish LLC, a subsidiary of American Seafoods Group LLC (or its permitted successor) (the “Company”), the Company, American Seafoods, Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank Minnesota, National Association, as trustee.(4)

4.3

Supplemental Indenture, dated as of December 16, 2002, among Southern Pride Catfish Trucking Inc., American Seafoods Group LLC (the “Company”), the Company, American Seafoods, Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank Minnesota, National Association, as trustee.(4)

10.1	Pollock Conservation Cooperative Agreement, dated December 1998, granting American Seafoods Company the right to harvest and process 16.57% of the directed pollock catch.(1)

10.2	High Seas Catchers’ Cooperative Agreement, dated December 1998, granting American Seafoods Company the right to harvest 0.31% of the directed pollock catch.(1)

10.3	Agreement, dated January 28, 2000, among American Seafoods Company, American Seafoods Consolidated LLC and Aker RGI ASA.(1)

10.4	Employment Agreement, dated January 28, 2000, by and among American Seafoods, L.P., American Seafoods Group LLC and Bernt Bodal.(2)

10.5	Employment Agreement, dated January 28, 2000, by and among American Seafoods, L.P., American Seafoods Group LLC and Jeffrey Davis.(2)

10.6	Employment Agreement, dated April 1, 2000, by and among American Seafoods, L.P., American Seafoods Group LLC and Michael J. Hyde.(2)

10.7	Employment Termination Agreement entered into as of March 31, 2000 by and between American Seafoods Group LLC, American Seafoods Company and Michael J. Hyde.*

10.8	Employment Agreement, dated January 28, 2000, by and among American Seafoods, L.P., American Seafoods Company LLC and Hallvard Muri.(2)

10.9	Employment Agreement, dated January 28, 2000, by and among American Seafoods, L.P., American Seafoods Company LLC and Inge Andreassen.(2)

10.10	Employment Agreement, dated March 18, 2002, by and between American Seafoods Group LLC and Brad Bodenman.(3)

10.11	Employment Agreement, dated April 8, 2002, by and among American Seafoods, L.P., American Seafoods International LLC and John Cummings.(3)

10.12

Amended and Restated Asset Purchase Agreement among Southern Pride Catfish Company, Inc., Joe T. Glover, Jr., Southern Pride Catfish LLC, Southern Pride Catfish Trucking Inc. and American Seafoods Group LLC dated as of December 16, 2002.(4)

10.13

Amended and Restated Credit Agreement, dated as of April 18, 2002, by and among American Seafoods Holdings LLC, American Seafoods Consolidated LLC, American Seafoods Group LLC, the banks and other financial institutions from time to time party thereto, Harris Trust and Savings Bank, as Documentation Agent, the Bank of Nova Scotia, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Issuing Lender and Swingline Lender.(1)

10.14

 Alternative Employment Agreement made and entered into as of the 16th day of December, 2002, by and among American Seafoods, L.P., a Delaware limited partnership ("ASLP"), American Seafoods Group LLC, a wholly owned subsidiary of ASLP ("Group") and Southern Pride Catfish LLC, a wholly owned subsidiary of ASLP and Group, and Mr. Garry D. Smith, an individual.*

10.15

 Alternative Employment Agreement made and entered into as of the 16th day of December, 2002, by and among American Seafoods, L.P., a Delaware limited partnership ("ASLP"), American Seafoods Group LLC, a wholly owned subsidiary of ASLP ("Group") and Southern Pride Catfish LLC, a wholly owned subsidiary of ASLP and Group, and Mr. Bobby Collins, an individual.*

10.16

 Alternative Employment Agreement made and entered into as of the 16th day of December, 2002, by and among American Seafoods, L.P., a Delaware limited partnership ("ASLP"), American Seafoods Group LLC, a wholly owned subsidiary of ASLP ("Group") and Southern Pride Catfish LLC, a wholly owned subsidiary of ASLP and Group, and Mr. Donnie Wedgeworth, an individual.*

10.17

 Alternative Employment Agreement made and entered into as of the 16th day of December, 2002, by and among American Seafoods, L.P., a Delaware limited partnership ("ASLP"), American Seafoods Group LLC, a wholly owned subsidiary of ASLP ("Group") and Southern Pride Catfish LLC, a wholly owned subsidiary of ASLP and Group, and Mr. Grant Lovinggood, an individual.*

10.18

 Alternative Employment Agreement made and entered into as of the 16th day of December, 2002, by and among American Seafoods, L.P., a Delaware limited partnership ("ASLP"), American Seafoods Group LLC, a wholly owned subsidiary of ASLP ("Group") and Southern Pride Catfish LLC, a wholly owned subsidiary of ASLP and Group, and Mr. Randy Rhodes, an individual.*

10.19

 Employment and Non-Competition Agreement made and entered into as of the 16th day of December, 2002, by and among American Seafoods Group LLC, Southern Pride Catfish LLC, Southern Pride Catfish Trucking Inc., and Joe T. Glover, Jr., an individual.*

Exhibit Number	Description

16.1	Letter from Arthur Andersen LLP regarding Change in Certifying Accountant.(2)

21.1	List of subsidiaries of American Seafoods Group LLC*

*   Filed herewith.

(1)

Included as an exhibit to the Company’s Registration Statement on Form S-4 (Registration No. 333 – 90436) filed with the Securities and Exchange Commission on October 15, 2002 and incorporated herein by reference.

(2)

Included as an exhibit to  Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-904536) filed with the Securities and Exchange Commission on July 26, 2002 and included herein by reference.

(3)

Included as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-904536) filed with the Securities and Exchange Commission on  September 12, 2002 and included herein by reference.

(4)	Included as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2002.

(b)	Reports on Form 8-K.

During the last quarter of the period covered by this annual report, we have filed reports on Form 8-K on November 21, 2002 and on December 30, 2002.  The former included certifications of the registrant’s Chief Executive Officer and Chief Financial Officer.  The latter reported the acquisition by the registrant of Southern Pride Catfish Company, Inc., which was financed by additional borrowings under the registrant’s Credit Agreement.

(c)	Exhibits.

The following exhibits filed with this annual report.

10.7 Employment Termination Agreement (Michael Hyde)

10.14 Alternative Employment Agreement (Garry D. Smith)

10.15 Alternative Employment Agreement (Bobby Collins)

10.16 Alternative Employment Agreement (Donnie Wedgeworth)

10.17 Alternative Employment Agreement (Grant Lovinggood)

10.18 Alternative Employment Agreement (Randy Rhodes)

10.19 Employment and Non-Competition Agreement (Joe T. Glover, Jr.)

21.1 List of subsidiaries of the Company

(d) Financial Statements Schedule.

None

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 31st day of March 2003.

AMERICAN SEAFOODS GROUP LLC

By:	/s/ BERNT O. BODAL

Bernt O. Bodal Chief Executive Officer

By:	/s/ BRAD BODENMAN

Brad Bodenman Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BERNT O. BODAL	Chairman and Chief Executive Officer, American Seafoods Group LLC, Director, President and Treasurer, American Seafoods, Inc., Director of ASC Management, Inc. (Principal Executive Officer)	March 31, 2003

Bernt O. Bodal

/s/ BRAD BODENMAN	Chief Financial Officer, American Seafoods Group LLC (Principal Financial Officer and Principal Accounting Officer)	March 31, 2003

Brad Bodenman

/s/ LESTER POLLACK	Director of ASC Management, Inc.	March 31, 2003

Lester Pollack

/s/ MORGEN CROW	Director of ASC Management, Inc.	March 31, 2003

Morgen Crow

/s/ SCOTT PEREKSLIS	Director of ASC Management, Inc.	March 31, 2003

Scott Perekslis

/s/ GEORGE MAJOROS	Director of ASC Management, Inc.	March 31, 2003

George Majoros

/s/ MICHAEL MAGERMAN	Director of ASC Management, Inc.	March 31, 2003

Michael Magerman

/s/ ERIC WILMES	Director of ASC Management, Inc., Director of American Seafoods, Inc.	March 31, 2003

Eric Wilmes

/s/ JOHN FLUKE	Director of ASC Management, Inc.	March 31, 2003

John Fluke

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bernt O. Bodal, certify that:

1. I have reviewed this annual report on Form 10-K of American Seafoods Group LLC;

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

          a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
/s/ BERNT O. BODAL

Bernt O. Bodal Chairman and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

          I, Brad Bodenman, certify that:

          1.     I have reviewed this annual report on Form 10-K of American Seafoods Group LLC;

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

          a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
/s/ BRAD BODENMAN

Brad Bodenman Chief Financial Officer