Form 10-Q
period 2003-03-31
AMERICAN SEAFOODS GROUP LLC
filed 2003-05-15
CIK 1174874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2002	March 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,411	$5,596
Trade accounts receivable, net of allowance of $452 and $454	25,468	37,269
Receivables from related parties	78	78
Inventories	24,334	58,851
Prepaid expenses	9,755	16,411
Unrealized gains on derivatives	10,262	12,483
Other	1,798	1,960

Total current assets	75,106	132,648

PROPERTY, VESSELS AND EQUIPMENT, net	242,588	236,385
OTHER ASSETS:
Noncurrent receivables from related parties	10,204	9,454
Unrealized gains on derivatives	8,459	18,007
Cooperative rights, net of accumulated amortization of $53,751 and $54,707	84,414	83,458
Goodwill, net of accumulated amortization of $12,539	40,692	40,692
Other intangibles, net of accumulated amortization of $3,137 and $3,430	8,802	8,509
Deferred financing costs, net of accumulated amortization of $3,390 and $4,642	33,333	32,081
Other	5,610	5,546

Total other assets	191,514	197,747

Total assets	$509,208	$566,780

LIABILITIES AND MEMBERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt	$16,173	$14,233
Accounts payable and accrued expenses	29,959	53,975
Payables to related parties	1,414	1,315
Unrealized losses on derivatives	—	291

Total current liabilities	47,546	69,814

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	521,893	530,016
Accrued long-term liabilities to related parties	12,334	12,516
Fishing rights obligation, net of current portion	4,760	—
Unrealized losses on derivatives	4,187	12,296

Total long-term liabilities	543,174	554,828

Total liabilities	590,720	624,642

COMMITMENTS AND CONTINGENCIES

MEMBERS’ DEFICIT:
Members’ deficit	(75,188)	(51,608)
Accumulated other comprehensive loss	(6,324)	(6,254)

Total members’ deficit	(81,512)	(57,862)

Total liabilities and members’ deficit	$509,208	$566,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31,
	2002	2003
SEAFOOD SALES	$83,180	$108,990
REVENUES—RELATED PARTIES	156	108
OTHER	65	553

Total revenue	83,401	109,651
COST OF SALES, including depreciation of $4,516 and $5,040	35,865	56,689
COST OF SALES—RELATED PARTIES	6,147	5,634

Gross profit	41,389	47,328
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, EXCLUDING EQUITY-BASED COMPENSATION	11,645	14,304
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES—RELATED PARTIES	106	45
EQUITY-BASED COMPENSATION	616	179
AMORTIZATION OF COOPERATIVE RIGHTS AND INTANGIBLES, AND DEPRECIATION OF OTHER ASSETS	1,699	1,852

Operating profit	27,323	30,948

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $159 and $80	(3,365)	(9,469)
Related party interest expense	(3,896)	—
Foreign exchange gains, net	935	2,111
Other	32	32

Total other expense	(6,294)	(7,326)

Income before income taxes	21,029	23,622
INCOME TAX PROVISION	29	10

Income from continuing operations	21,000	23,612

DISCONTINUED OPERATIONS	(445)	—

Net income	$20,555	$23,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,555	$23,612
Adjustments to reconcile net income to net cash flows from by operating activities
Loss from discontinued operations	445	—
Depreciation and amortization	6,215	6,892
Unrealized gains on derivates, net	(757)	(3,297)
Amortization of deferred financing costs	387	1,252
Amortization of debt discounts	405	—
Interest accrued to related parties	1,143	—
Accretion of other obligations from related party	239	—
Equity-based compensation	616	179
Change in operating assets and liabilities:
Trade accounts receivable, net	5,509	(11,801)
Receivables from related parties	(4,028)	750
Inventories	(22,440)	(30,692)
Prepaid expenses and other current assets	(2,041)	(6,656)
Other assets	(999)	(96)
Accounts payable and accrued expenses	11,652	23,893
Payables to related parties	—	(96)

Net cash flows from operating activities	16,901	3,940

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, vessels and equipment	$(1,527)	$(3,229)
Short term loan to related party	125	—
Other	(16)	(39)

Net cash used in investing activities	(1,418)	(3,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(9,188)	(37,265)
Net borrowings (repayments) on revolving debt	(1,000)	44,000
Payments on other obligations to related party	—	(5,190)
Distributions to parent	—	(32)

Net cash flows from financing activities	(10,188)	1,513

Net cash flows from discontinued operations	(892)	—
Net increase in cash and cash equivalents	4,403	2,185
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,273	3,411

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,676	$5,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of American Seafoods Group LLC (ASG) and its subsidiaries (together with ASG, the Company) believes necessary for fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

ASG owned a controlling and majority interest in Pacific Longline Company LLC (PLC) until April 18, 2002 when it was distributed to American Seafoods Holdings LLC (Holdings), the parent of ASG. The condensed consolidated financial statements as of March 31, 2002 and for the three months then ended have been presented to reflect PLC as a discontinued operation.

The results of operations for the three months ended March 31, 2002 and 2003 are not necessarily indicative of the results of operations expected for the complete fiscal year or any other period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

Significant estimates impacting the financial statements include the amortization life of cooperative rights, the effectiveness of hedges against risks of foreign currency, interest and fuel price changes, and equity-based compensation.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has elected to continue to apply the intrinsic-value-based method of accounting for equity-based compensation awards to employees and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income as if the fair-value-based method had been applied to all awards in each period.

Dollar Amounts in thousands	Three Months Ended March 31, 2002	Three Months Ended March 31, 2003
Net income, as reported	$20,555	$23,612
Add equity-based employee compensation expense included in reported net income, net of tax	616	179
Deduct total equity-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(1,326)	(138)

Pro forma net income	$19,845	$23,653

The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Assumptions used in estimating the fair value were as follows:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2002
Risk Free Interest Rate	6.50%	4.65%—4.74%
Expected Life	5 years	2.75 years –5 years
Expected Volatility	—	—
Expected Dividend Yields	—	—

Note 2.    Inventories

Inventories at December 31, 2002 and March 31, 2003 consisted of the following (in thousands):

	December 31, 2002	March 31, 2003
Fish blocks and surimi	$14,457	$50,601
Finished seafood products	9,374	7,548
Breading, batter and packaging	503	702

	$24,334	$58,851

Note 3.    Goodwill and Intangible Assets

Amortization of cooperative rights was approximately $1.0 million for the three months ended March 31, 2002 and 2003, respectively. Amortization for each of the next five years is expected to be approximately $3.8 million per year.

On January 29, 2003, the Company settled substantially all its obligations under the Rebecca Ann Fisheries, Inc. agreement for $5.9 million, which approximated the carrying amount of the related obligation at the time of the transaction. Amortization for the next five years is expected to be $0.6 million per year.

On December 16, 2002, ASG purchased substantially all of the assets of Southern Pride Catfish Company (SPC) (see Note 9 for further discussion). The preliminary allocation of the purchase price included approximately $4.9 million in intangible assets. These acquired intangible assets consist principally of a trade name and customer-based intangibles, each of which has an estimated amortizable life of ten years. Amortization expense was $0.1 million for the three months ended March 31, 2003. Amortization for each of the next five years is expected to be $0.5 million per year.

Note 4.    Derivative Instruments

The Company has a significant amount of Japanese yen denominated sales; therefore, its earnings, cash flows and financial position are exposed to foreign currency risk from yen-denominated sales transactions. The Company attempts to minimize foreign currency risk by using foreign currency forward exchange contracts to hedge the variability of future cash flows associated with Japanese yen denominated sales. These contracts are arranged so that the Company sells Japanese yen to the counterparty at a fixed exchange rate and receives U.S. dollars in return. It is the Company’s risk management policy to hedge 80% of its forecasted yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36, and 35% over months 37 to 48.

As of March 31, 2003, the Company had open foreign exchange contracts which are formally designated as cash flow hedges, maturing through December 29, 2006 with total notional amounts of $778 million, including $309.0 million subject to extension agreements.

Two of the extension agreements expire between March 2004 and December 2005, and March 2006 and December 2007. These extension agreements would become binding and effective only if the spot rate falls to a rate below a pre-specified level (the trigger) on or before December 2003 or December 2005, respectively. If the spot rate does not reach the trigger on or before December 2003 or December 2005, then neither the Company nor the counterparty shall have any right or obligation with respect to any of these extension agreements. The trigger for each of these two extension agreements is 99.0 JPY per USD and the notional amounts of these extension agreements are $100.0 million. The Company also has another extension agreement that has similar terms to the ones described above that expire between October 2003 and August 2005. The trigger is 94.0 JPY per USD and the notional amounts are $70.0 million with a trigger date of July 28, 2003. During the first quarter of 2003, the Company entered into two additional extension agreements that have similar terms to the ones described above. These extension agreements expire between September 2006 and March 2008 and February 2007 and March 2007, respectively. The trigger is 99.0 JPY per USD and 110.0 JPY per USD, respectively, and the notional amounts are $100.0 million and $39.0 million, respectively. The trigger dates are March 30, 2006 and March 29, 2004, respectively.

        The net unrealized gain recognized in earnings on foreign exchange contracts designated as cash flow hedges represents the amount of the change in fair value of these contracts arising from hedge ineffectiveness. Hedge ineffectiveness is determined by the change in the time value component of the contractual currency exchanges. The net unrealized gains recognized in earnings for the three months ended March 31, 2002 and 2003 were approximately $1.1 million and $2.1 million, respectively, which are included in the Company’s statements of operations as a component of foreign exchange gains. Realized gains (losses) for the three months ended March 31, 2002 and 2003 were $0.3 million and ($0.1) million, respectively, related to settled contracts. During the three months ended March 31, 2002 and 2003, approximately ($0.5) million and $0.1 million, respectively, of net foreign currency transaction gains (losses) were included as a component of foreign exchange gains, net.

The unrealized gains and losses resulting from the change in spot rates, or the effective portion, are recognized in accumulated other comprehensive income. These gains and losses are recognized in revenues when the forecasted sales occur. The estimated net amount of existing gains as of March 31, 2003 that are expected to be reclassified into earnings within the next 12 months is approximately $0.4 million. Gains reclassified into revenues for the three months ended March 31, 2002 and 2003 were $5.7 million and $1.2 million, respectively.

The Company has barrier options, which are formally designated as cash flow hedges, to enter into foreign exchange contracts with a notional amount of $55.0 million. These contracts can be exercised at the Company’s election or alternatively must be exercised if the spot rate reaches a pre-specified level of 94.0 JPY per USD on or before July 29, 2003. The options, if exercised, provide that the Company receives USD in exchange for JPY. The exercise dates are between October 2003 and July 2005. At March 31, 2003, an unrealized gain of $5.5 million related to these options was included in other accumulated comprehensive income.

The Company also had the following derivative instruments at March 31, 2003:

•	Interest rate caps with notional amounts of $21.0 million and $72.5 million maturing in 2005. The cap rate is 5.0% for each cap and the variable rate is the U.S. dollar three-month LIBOR rate. The fair value of these instruments at March 31, 2003 was, in the aggregate, $0.1 million.

•	Fuel hedges are entered into whereby the Company pays a fixed price per gallon and receives a floating price per gallon with the payments being calculated on a total notional amount of 13.5 million gallons over the term of the contracts through November 30, 2004. The objective of the swap agreements is to hedge the variability of future fuel prices. These instruments are considered to be substantially fully effective and therefore, substantially all unrealized gains and losses are recognized as a component of other accumulated comprehensive income. Unrealized gains and losses relating to the ineffective portion of the hedge were not material. The fair value of these instruments was an unrealized gain of $0.6 million at March 31, 2003.

On April 18, 2002, the underlying debt instruments associated with interest rate swaps and caps were repaid by the Company. At the date of the debt repayment, the Company had an unrealized loss of $1.0 million as a component of accumulated other comprehensive income as the swaps and caps were considered to be fully effective. Concurrent with the debt repayment, the $1.0 million was charged to loss from debt repayment and related write-offs on the statement of operations, and the swaps and caps were redesignated as cash flow hedges of the interest payments due on the debt instruments that were issued on April 18, 2002. These instruments were considered to be substantially fully effective and therefore, substantially all unrealized gains and losses were recognized as a component of other comprehensive income. Unrealized gains and losses relating to the ineffective portion of the hedge were not material. On March 15, 2003, these redesignated interest rate swaps and caps matured, resulting in a non-cash gain of approximately $1.0 million for the three months ended March 31, 2003, which is included in interest expense, net.

Note 5.    Commitments and Contingencies

The Company is party to fixed obligation agreements with Community Development Quota (CDQ) groups that provide the Company with an exclusive license to harvest and process all or part of the CDQ groups’ portion of the total allowable catch of Pollock allocated to them under the Alaska Community Development Quota program. Under these agreements, the Company is obligated to make minimum purchases over the next 1 to 3 years, which will be based on the total allowable catch for each year. Based on the 2003 total allowable catch, minimum purchases total approximately $31.2 million, of which $17.2 million and $14.0 million are committed in 2003 and 2004 through 2005, respectively.

The Company is obligated to purchase up to 5 million pounds of catfish per year from SPC’s previous owner at a price that is based on a market index. The term of this obligation is ten years. The Company purchased 0.3 million pounds for $0.2 million from the previous owner for the period for the three months ended March 31, 2003.

The Company is a party to several lawsuits involving employment matters. On April 27, 2000, an action was filed in the United States District Court for the Western District of Washington against the Company by two former vessel crew members alleging that the Company breached the terms of their crew member agreements, resulting in the underpayment of the individuals’ crew shares for the 2000 “A” season. The plaintiffs also claimed that the Company had violated certain federal requirements that entitle them to be paid the highest rate of wages paid to similarly rated crew members aboard other vessels. On October 11, 2000, the action was certified as a class action, with the plaintiff class consisting of all of the crewmembers on all of our vessels during the 2000 “A” season. The plaintiffs’ claim requested damages of approximately $23 million.

On January 8, 2002, the District Court ruled in favor of the plaintiffs on one of their four specific claims after finding they had proved that the Company diluted each individual’s crew share by dividing each individual share by a number that was larger than the number of shares assigned to the whole crew, thereby depriving the crew members of their full wages. The court awarded damages in the aggregate amount of $1,607,254 and attorneys’ fees and expenses in an aggregate amount to be determined. The Company has accrued for the amount that it estimates that it may have to pay relating to this matter in 2001. The plaintiffs have requested attorneys’ fees of approximately $600,000 (on April 29, 2002, the court awarded $383,234 in attorneys’ fees and expenses, and an additional $103,588 to be paid out of the plaintiffs’ award at no additional cost to the Company). The court further found that the Company’s underpayment of crew shares was not willful. The court also found that the Company did not estimate roe prices in good faith for the third fishing trip of each vessel in the 2000 “A” season. The court did not award the plaintiffs any damages with respect to this finding because the Company had paid the crewmembers a bonus amount in excess of any damages that resulted from the roe price estimates. The plaintiffs have filed a Notice of Appeal in connection with one of the three claims that the court rejected. The appealed claim alleges that the crew contracts did not comply with the provisions of the applicable statutes, which govern the form, and content of crewmember contracts. The Company has filed a separate Notice of Appeal with respect both to the grant of attorneys’ fees and the award of damages against the Company. The District Court heard oral argument on May 6, 2003. The Company did not change the recorded liability during the three months ended March 31, 2003 as the amount accrued is still appropriate.

On October 19, 2001, a complaint was filed in the United States District Court for the Western District of Washington and the Superior Court of Washington for King County. An amended complaint was filed in both courts on January 15, 2002. The amended complaint was filed against the Company by a former vessel crewmember on behalf of himself and a class of over 500 seamen, although neither the United States District Court nor the Superior Court have certified this action as a class action. On June 13, 2002, the complaint filed in the Superior Court was voluntarily dismissed by the plaintiffs. The complaint filed alleges that the Company breached its contract with the plaintiff by underestimating the value of the catch in computing the plaintiff’s wages. The plaintiff demanded an accounting of his crew shares pursuant to federal statutory law. In addition, the plaintiff requested relief under a Washington statute that would render the Company liable for twice the amount of wages withheld, as well as judgment against the Company for compensatory and exemplary damages, plus interest, attorneys’ fees and costs, among other things. The plaintiff also alleged that the Company fraudulently concealed the underestimation of product values, thereby preventing the discovery of the plaintiff’s cause of action. The conduct alleged took place prior to January 28, 2000, the date the Company was acquired by Centre Partners and others through ASLP. This litigation is in a preliminary stage and its ultimate outcome is uncertain. The Company has denied the allegations made and intends to vigorously defend the claims. The Company has not recorded a liability related to this matter as of March 31, 2003 as the outcome is uncertain and the amount of loss, if any, is not estimable.

Other lawsuits relate principally to employment matters and are not expected to be material to the Company’s consolidated financial position, results of operations or cash flows.

Note 6.    Comprehensive Income

Comprehensive income (loss) includes net income as well as a component comprised of certain gains and losses that under generally accepted accounting principles are reflected in members’ deficit but are excluded from the determination of net income. The Company has segregated the total accumulated other comprehensive loss (specifically, accumulated unrealized gains and losses on derivative instruments designated as hedges and foreign currency translation adjustments) from the other components of members’ interest in the accompanying unaudited condensed consolidated balance sheet.

Comprehensive income for the three months ended March 31, 2002 and 2003, was as follows (in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2003
Net income	$20,555	$23,612
Unrealized gains (losses) on derivative instruments designated as hedges, net	(1,686)	69
Translation adjustment	3	1

Comprehensive income	$18,872	$23,682

Note 7.    Discontinued Operations

On April 18, 2002, the Company distributed all of its interest in PLC to its direct parent, which distributed it to Holdings. As of December 31, 2002, none of the assets or liabilities of PLC were reflected in the Company’s consolidated balance sheet. There was no gain or loss recognized on the distribution as the book value approximated fair value at the distribution date. For the three months ended March 31, 2002, PLC had revenues of $0.5 million and costs of $1.3 million. On April 18, 2002, the net assets of PLC that were distributed were $2.4 million.

Note 8.    Long-Term Debt

On April 18, 2002, the Company entered into a credit agreement (the Credit Agreement) with a syndicate group of banks (Bank). The Credit Agreement provides for a revolving loan commitment of $75.0 million with a subfacility for letters of credit of up to $30.0 million. There was a total of $46.0 million outstanding on the revolving credit facility at March 31, 2003. The interest on the revolver may be determined on a rate, which is calculated using LIBOR (eurodollar rate) or the higher of the Bank prime rate and the federal funds effective rate plus .50% per annum (base rate) basis at the Company’s option, plus a margin determined by results of financial covenant ratios. The margins range from 2.25% to 3.00% for Eurodollar loans and 1.25% to 2.00% for base rate loans. The Credit Agreement also provides for a commitment fee of 0.5% to 0.375% of the unused portion of the revolving commitment, depending on the results of financial covenant ratios. At March 31, 2003, the interest rate was 6.25%. The revolving loan terminates on September 30, 2007. The Credit Agreement also provides for a long-term facility, which includes a $90.0 million term loan (Term A). Term A is payable in quarterly principal installments of $2.9 million from June 2003 through March 2004, $3.6 million from June 2004 to March 2005, $4.1 million from June 2005 through March 2006, $5.0 million from June 2006 through March 2007 and $5.4 million from June 2007 through the final payment on September 30, 2007. Interest may be determined on a Eurodollar rate or the base rate basis at the Company’s option, plus a margin determined by results of financial covenant ratios. The margins range from 2.25% to 3.00% for Eurodollar loans and 1.25% to 2.00% for base rate loans. At March 31, 2003, the interest rate was 4.29% and the amount outstanding was $73.0 million.

The long-term facility also includes a $230.0 million term loan (Term B) which was amended on December 16, 2002 to increase the principal amount by $50 million. The Company used the borrowings of $50 million in additional Term B loans to make certain payments related to the acquisition of SPC, pay related fees and expenses, and for general corporate purposes. The SPC assets that the Company acquired are included in the security for the Company’s indebtedness under the senior credit facility. The facility is payable in quarterly principal installments of $0.6 million from June 2003 through September 2007, $6.6 million from December 2007 through March 2008, $8.0 million from June 2008 through December 2008 and a final payment of $201.9 million at maturity on March 31, 2009. Interest may be determined on a Eurodollar rate or the base rate basis at the Company’s option, plus a margin of 3.25% for Eurodollar loans or 2.25% for base rate loans. At March 31, 2003, the interest rate was 4.54% and the amount outstanding was $250.3 million.

The Credit Agreement is secured by substantially all assets of the Company, including intangible assets. The senior credit facility requires the Company to meet certain financial tests, including without limitation, a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. In addition, the senior credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, liens and encumbrances, changes in the nature of the business, investments, dividends and other restricted payments, prepayments of certain indebtedness (including the notes), certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. The Company was in compliance with its covenants at March 31, 2003.

Additionally, the Company issued and sold $175.0 million of senior subordinated notes on April 18, 2002. These notes mature in 2010 and the interest rate is fixed at 10.125%. Interest expense for the senior subordinated notes was $4.4 million for the three months ended March 31, 2003.

Note 9.    Acquisition of Southern Pride Catfish Business

On December 16, 2002, the Company purchased substantially all of the assets of SPC, an Alabama corporation engaged in the business of catfish harvesting, processing and distribution. Management of the Company believes that the SPC acquisition presented an attractive strategic opportunity for the Company. SPC complements the Company’s existing operations by adding a new whitefish species to the product line. With this addition, the Company expects to have significant market positions in Alaska Pollock and catfish, two of the top three domestic whitefish species in terms of human consumption.

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

The allocation of purchase price is tentative as the Company has not yet obtained all information it has arranged to obtain. The preliminary allocation of purchase price was approximately $11.7 million to current assets; $24.7 million to property and equipment, $4.9 million to intangible assets and the residual to goodwill. Acquired intangible assets consist principally of a trade name and customer-based intangibles, each of which has an estimated amortization life of ten years.

Note 10.    Segment Information

The Company is principally engaged in the harvesting, processing, marketing, selling and distribution of fish products. At  March 31, 2003, the Company’s reportable segments are:

•	Ocean harvested whitefish, which is primarily comprised of the harvesting and processing of Pollock, hake, yellow fin sole and Pacific cod aboard the Company’s vessels operating in the Bering Sea and in the Company’s processing plant in Massachusetts.

•	Other seafood products, which is principally comprised of the processing of catfish and scallops in the Company’s processing plants in Massachusetts and Alabama.

Prior to 2003, the Company had one reportable segment, ocean harvested whitefish. Revenues, earnings and assets from other seafood products were not significant prior to 2003. As a result of the acquisition of SPC in December 2002, the other seafood products segment became a significant portion of the Company

Segment information for the three month period ended March 31, 2003 is as follows:

Three Months Ended March 31,
2003

Total revenues:
Ocean harvested white fish	$74,862
Other seafood products	34,789

$109,651

Income before income taxes:
Ocean harvested white fish	$23,609
Other seafood products	13

Total	23,622
Income tax provision	10

Income from continuing operations	$23,612

Total assets:
Ocean harvested white fish	$515,321
Other seafood products	51,459

Total assets	$566,780

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to revise or update any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

We are one of the largest integrated seafood companies in the U.S. in terms of revenues. We harvest and process a variety of fish, either on board our sophisticated catcher-processor vessels or at our land-based processing facilities, and market our products to a diverse group of customers in North America, Asia and Europe. We are the largest harvester and at-sea processor of Pollock and the largest processor of catfish in the U.S. Pollock is the world’s highest-volume whitefish harvested for human consumption and accounts for a substantial majority of our revenues. In the U.S., catfish is the basis for a large, commercial aquaculture industry serving all major U.S. markets, accounting for approximately 50% of the value of all aquaculture in the U.S. in 2001. In addition, we harvest and/or process other seafood, including scallops, hake and cod. We maintain an international marketing network through our U.S., Japanese and European offices and have developed long-term relationships with a U.S. and international customer base.

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

To the extent that any of the debt issued in connection with the acquisition is assumed by us, was repaid with the proceeds of the April 2002 Recapitalization, which we refer to as the Recapitalization, or was guaranteed or secured by our assets, the debt and the related interest expense and debt issuance costs have been recorded in our financial statements.

The goodwill resulting from the purchase has also been recorded in our financial statements. In addition, expenses incurred by our parent have been recorded in our financial statements to the extent that such expenses related to or benefited our operations.

In December 2002, we acquired Southern Pride. A portion of the net book value of our property and equipment represents amounts allocated to those assets as part of the allocation of the purchase price in the acquisition. The allocation of the purchase price in a business combination under the purchase method of accounting is based on fair value estimates, which are subjective. Management is required to estimate the fair values of assets and liabilities as of the acquisition date. For property and equipment, an estimate of fair market value was determined based on replacement cost and age of the assets. Inventories were valued at fair value less costs to sell and a normal profit margin. Intangible assets acquired, including the trade name and customer relationships, were valued by discounting estimated future cash flows. Purchase price was allocated to other assets and liabilities based on the carrying value as management determined that carrying value approximated fair value. The excess purchase price over the fair value of the net assets acquired was recorded as goodwill. We review the carrying value of goodwill annually and when events and changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations.

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

We incur expenses to repair and maintain our vessels. Repairs and ordinary maintenance are expensed as incurred. Significant additions and improvements are capitalized. As a condition to maintaining our Det Norske Veritas class certification, the highest vessel certification in the industry, the vessels must undergo scheduled major shipyard maintenance at intervals of three to five years. As a part of this scheduled maintenance, we may also have major vessel components overhauled. The costs for this major shipyard maintenance are capitalized and charged to operations on a pro-rata basis during the period through the next scheduled major shipyard maintenance session.

Segment information. We operate in two principal business segments, ocean harvested white fish and other seafood products. The processing and harvesting of ocean harvested white fish occurs both on our vessels while at sea and at our facilities in New Bedford, Massachusetts. The processing of the other seafood products occurs at our facilities in Alabama and New Bedford, Massachusetts. Substantially all of the seafood products produced and sold are supported by the same executive management team.

Inflation

We do not expect inflation to have a significant impact on our business, financial condition or results of operations. Historically, we generally have been able to offset the impact of inflation through a combination of productivity improvements and price increases.

Revenues and Expenses

Revenues. Our revenues are primarily driven by the following factors:

•	the volume harvested and processed annually of ocean harvested whitefish;

•	the quantity of finished product we are able to produce (determined by the flesh and roe recovery rates);

•	the prevailing market prices for our ocean harvested whitefish products we sell, such as roe, surimi and fillet block;

•	the yen-dollar exchange rate; and

•	volume throughput and processing margin achieved for secondary processing of both our ocean harvested whitefish and other seafood products.

Harvest volumes. Under the regulatory system governing the U.S. Bering Sea Pollock fishery, we know with a high degree of certainty each December the volume of Pollock that we will be able to harvest in the coming year. In addition to the portion of the directed Pollock catch allocated to us under the Pollock Conservation Cooperative Agreement, we historically have purchased additional Pollock quota from other industry participants up to the 17.5% limit of the directed Pollock catch. We supplemented our harvest in 2001, 2002 and 2003 by purchasing 28.0%, 28.0% and 36%, respectively, of the community development quota from Alaska Community Development Groups. Purchases from Alaska Community Development Groups do not count against the 17.5% limitation.

Recovery rates. Increases in flesh and roe recovery rates, which represent the percentage of finished product produced from a whole fish, result in higher finished product volumes. Flesh recovery rate means the percentage of the weight of at-sea processed products, other than fishmeal and roe, relative to the weight of fish harvested. Roe recovery rate means the percentage of the weight of at-sea processed roe, relative to the weight of ocean whitefish harvested. Our flesh recovery rates improved on an annual basis from 17.1% in 1997 to 23.5% in 2002 due primarily to the platform upgrades that we have made to our vessels, as well as the impact of the formation of the Pollock Conservation Cooperative. Our flesh recovery rates during the A season to date increased to 23.2% from 22.2% during the A season of 2002, partially due to the product mix that was achieved as of the season to date.

Market prices. Market prices are mainly a function of the aggregate supply of ocean harvested whitefish products produced in any given year as well as the anticipated inventory carry over for that year. The supply is determined primarily by the U.S. and Russian Pollock harvest levels. Because we control a significant portion of the U.S. Pollock harvest, we have the ability to guarantee large customers access to specific quantities of Pollock products during a season, which has supported our ability to achieve advantageous pricing. Additionally, market prices are influenced by customers’ expectations of the relative quantities of surimi and block products produced between the U.S. and Russian ocean whitefish fisheries. With our flexible factory platforms, we have the ability to maximize the value per ton harvested by shifting production to the most optimal product mix to meet demand at any point in time. A significant portion of our capital spending over the past several years has been devoted to enhancing the flexibility of our vessel processing platforms to provide them with this production flexibility.

Prices for surimi and roe products generally fluctuate year to year and do not necessarily follow a typical price cycle trend. For example, the 29.7% increase in our surimi prices, denominated in Japanese Yen, from year 2001 to 2002 was primarily due to market conditions, but also due to producing a slightly higher grade mix of surimi in year 2002. The 2002 “A” season roe price of ¥1,906 per kilogram, which we consider to be a normalized roe price level, declined from the 2001 “A” season roe price of ¥2,247 per kilogram due primarily to an exceptionally high grade mix produced in 2001. On a grade-by-grade basis, roe prices have remained relatively stable to strengthening for the past several years with the exception of year 2000, which was an unusual year due largely to market misperceptions of supply. With the introduction of long-term supply contracts for deepskin product in early 2000, the price for deepskin dropped from an annual average price of $1.59 per pound for 1999, to $1.32 per pound for 2000, and has leveled out at about $1.25 per pound for 2001 and 2002.

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

Secondary processing operations. The profitability of our catfish operations is primarily a function of the volume of catfish that we process and the processing margin that we achieve on this volume. Our secondary processing operations include our frozen cutting and breading/battering operations as well as our unloading fishing vessels and processing fresh and frozen scallop operations. The key performance driver for our secondary processing operations are the purchase price of raw materials and the volume of production.

Expenses. The operating cost structure of the ocean harvested whitefish at-sea operations are comprised of four main cost categories:

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

For the three months ended March 31, 2003, excluding depreciation of $5.0 million, approximately 8.6% of our total ocean harvested whitefish at-sea operating costs were fixed in that we believe that we would incur them even if a vessel were inactive for the season. As a result of our relatively low fixed harvesting cost base, we have the ability to manage our cost structure by matching vessel harvesting capacity with the available harvest amount for any given season.

Our other main expenses include general administrative expenses, amortization of cooperative rights, amortization of other intangible assets, interest expense and losses, if any, on foreign currency contracts.

We recognize revenues and record accounts receivable balances when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. The allowance for doubtful accounts reflects management’s estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. It is our policy to write-off accounts as collectibility becomes remote. We have two valuation accounts recorded on our balance sheet. The allowance for doubtful accounts balance was approximately $0.5 million at both December 31, 2002 and March 31, 2003. Total bad debt write offs for the three months periods ended March 31, 2002 and March 31, 2003 were less than $0.1 million. We also had an allowance of $1.8 million recorded at both December 31, 2002 and March 31, 2003, that represented our estimate of 50% of receivables due from one of our insurance providers, which filed for bankruptcy in March 2001.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues. Revenues for the three months ended March 31, 2003 increased $26.3 million, or 31.5%, to $109.7 million from $83.4 million for the three months ended March 31, 2002. Other seafood product revenues for the three months ended March 31, 2003 increased $33.2 million to $34.8 million from $1.6 million for the three months ended March 31, 2002, primarily due to the inclusion of catfish sales to our revenues for the current year as a result of the December 2002 acquisition of SPC. Ocean harvested whitefish product revenues for the three months ended March 31, 2003 decreased $6.9 million to $74.9 million from $81.8 million for the three months ended March 31, 2002, primarily due to lower sales of Hake block. Pricing achieved for the Company’s ocean harvested white fish product through March 31, 2003, for the Company’s A-season Pollock roe, surimi and fillet block products were, on a grade mix-adjusted basis, in line with those prices achieved during the A-season of 2002.

Cost of Sales. Cost of sales includes operating costs such as crew and factory personnel compensation, fish purchases, vessel fuel, raw material purchases, packaging, insurance and other operating related expenses and depreciation applicable to assets used in operations. Cost of sales for the three months ended March 31, 2003 increased $20.3 million, or 48.3%, to $62.3 million from $42.0 million for the three months ended March 31, 2002. Other seafood product cost of sales for the three months ended March 31, 2003 increased $29.2 million to $32.1 million from $2.9 million for the three months ended March 31, 2002, primarily due to the inclusion of cost of sales for the catfish operations in the current year. Ocean harvested whitefish product cost of sales for the three months ended March 31, 2003 decreased $8.9 million to $30.2 million from $39.1 million for the three months ended March 31, 2002, primarily due to the lower sales of these products in the current quarter and a larger proportion of these sales being attributable to roe when compared to the same period in the prior year. Gross profit for the three months ended March 31, 2003 increased $5.9 million, or 14.3%, to $47.3 million from $41.4 million for the three months ended March 31, 2002. Gross margins as a percent of sales for the three months ended March 31, 2003 decreased to 43.1% from 49.6% for the three months ended March 31, 2002, primarily due to a higher proportion of lower margin other seafood product sales for the current period as compared to the same period in the prior year. Other seafood product gross margins for the three months ended March 31, 2003 increased to 13.5% from (11.2%) for the three months ended March 31, 2002, primarily due to the inclusion of catfish sales in our product mix. Ocean harvested whitefish gross margins increased to 56.9% from 50.8% primarily due to a higher proportion of higher margin roe sales to total sales as compared to the same period in the prior year.

Selling, General and Administrative Expenses. Selling costs include product freight, storage and marketing costs. General and administrative expenses include our employee compensation and benefits, equity-based compensation, rent expense, professional fees, association dues and other expenses, such as business development, office equipment and supplies. For the three months ended March 31, 2003, selling, general and administrative expenses increased $2.1 million, or 16.9%, to $14.5 million from $12.4 million for the three months ended March 31, 2002. This increase was primarily due to an increase in selling, general and administrative costs of $2.4 million for other seafood products to $2.6 million from $0.2 million as a result of the inclusion of catfish sales to our results of operations in the current year. This increase was partially offset by a decrease in ocean harvested whitefish selling, general and administrative expenses for the three months ended March 31, 2003 of $0.3 million to $11.9 million from $12.2 million for the three months ended March 31, 2002. This decrease was principally due to a decline in variable selling cost components, primarily logistical costs for our ocean harvested white fish, of approximately 17%, as measured per ton. This cost reduction per ton is due primarily to more cost effective logistical planning and execution. Further contributing to the lower decrease were higher non-cash equity based compensation charges in the prior year related to the April 2002 Recapitalization. Selling, general and administrative costs, excluding equity-based compensation, as a percent of sales for the three months ended March 31, 2003 decreased to 13.0% from 14.1% for the three months ended March 31, 2002.

Amortization of Cooperative Rights, Intangibles and Goodwill and Depreciation of Other Assets. Amortization includes the amortization related to the cooperative rights. Amortization and depreciation of other assets for the three months ended March 31, 2003 increased $0.2 million, or 11.8%, to $1.9 million from $1.7 million for the three months ended March 31, 2002. This increase was primarily due to the amortization of other intangibles which were purchased in connection with the acquisition of SPC in December 2002.

Interest Expense, Net (Including Related Party Interest). Net interest expense includes interest incurred related to our revolving facility, bank debt and subordinated notes. Net interest expense for the three months ended March 31, 2003 increased $2.2 million, or 30.1%, to $9.5 million from $7.3 million for the three months ended March 31, 2003. The increase in net interest expense was mainly attributable to higher debt levels as a result of the Recapitalization and the amendment to the term loan by $50.0 million related to the acquisition of SPC.

Foreign Exchange (Losses) Gains, Net. Net foreign exchange gain is attributable to the ineffective, or time value portion of financial derivatives designated as hedges, and to financial derivatives not designated as hedges. For the three-months ended March 31, 2003, the net foreign exchange gain increased $1.2 million, or 133.3%, to $2.1 million from $0.9 million for the comparable period in 2002. This increase was primarily attributable to unrealized gains recognized during the quarter related to the ineffective, or time value, portion of our financial derivatives designated as hedges.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital, consisting primarily of receivables, inventories, pre-paid expenses, payables and accrued expenses; capital expenditures; and debt service. We fund our liquidity needs primarily with cash generated from operations and, to the extent necessary, through borrowings under the credit facility that we entered into as part of the Recapitalization. As of March 31, 2003, we had $46.0 million outstanding under our existing revolving credit facility, which is included in our financial statements as part of our long-term debt.

Our short-term and long-term liquidity needs arise primarily from: interest expense, which is expected to be between $30.0 million and $45.0 million in both 2003 and 2004; scheduled principal repayments on debt, which are expected to be approximately $14.5 million in 2003, $16.3 million in 2004, $18.3 million in 2005, $21.4 million in 2006, $24.2 million in 2007 and $407.4 million thereafter; capital expenditures, which are expected to be between $10 million and $14 million in both 2003 and 2004; potential acquisitions; and working capital requirements as may be needed to support business growth.

We are considering a refinancing and restructuring transaction that, if consummated, would include a refinancing of some or all of our funded indebtedness, but there can be no assurance that any such transaction will be initiated or consummated.

Cash flow from operating activities was $16.9 million and $3.9 million for the three months ended March 31, 2002 and 2003, respectively. The decrease in cash provided by operating activities from the 2002 period to the 2003 period was due to non cash adjustments of unrealized foreign exchange gains, as well as increases in trade accounts receivable, inventories, prepaid expenses and other current assets, offset by increases in accounts payable and accrued expenses.

Cash used in investing activities was $1.4 million and $3.3 million for the three months ended March 31, 2002 and March 31, 2003, respectively. Investing activities during the three months ended March 31, 2002 and 2003 consisted principally of capital expenditures.

Cash used in financing activities was $10.2 million and cash provided by financing activities was $1.5 million for the three months ended March 31, 2002 and 2003, respectively. During the three months ended March 31, 2002 and 2003, our financing activities were primarily comprised of borrowings and repayments of long-term and revolving debt.

We had $5.6 million of cash and cash equivalents at March 31, 2003. We believe that this cash, the cash we expect to generate from operations, and borrowing capabilities under our senior credit facility will be sufficient to meet our liquidity requirements in the foreseeable future.

Covenant Restrictions

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

Capital Expenditures

The majority of our capital expenditures relate to our catcher-processor fleet and include items such as fishing gear, improvements to vessel factory processing equipment and major scheduled shipyard maintenance. Capital expenditures have been funded from cash flows from operations and borrowings under our credit facility. Major scheduled shipyard maintenance costs relate principally to our periodic overhauls and replacements performed generally on a three-year cycle. These costs are capitalized and depreciated over the period through the next scheduled major scheduled shipyard maintenance session.

We estimate that we will have capital expenditure requirements in the range of approximately $10.0 million to $14.0 million per year for the next five years. This level of anticipated capital expenditures is primarily due to our capital expenditure cycle where our initial investment in vessel and plant was significant and is expected to be followed by additional expenditures made for equipment upgrades . For the three months ended March 31, 2002 and 2003, we incurred capital expenditures of $1.5 million and $3.2 million, respectively. This increase is primarily attributable to the addition of SPC and the timing of vessel equipment upgrades.

In addition to capital expenditures, we spent $3.4 million and $2.5 million on vessel maintenance, which was expensed during the three months ended March 31, 2002, and 2003, respectively.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market Pricing

We derive a significant portion of our revenues from the sale of Pollock roe. The price of Pollock roe is heavily influenced by the size and condition of roe skeins, color and freshness and the maturity of the fish caught. In addition, Pollock roe prices are influenced by anticipated Russian and U.S. production and Japanese inventory carryover, as Pollock roe is consumed almost exclusively in Japan. A decline in the quality of the Pollock roe that we harvest or fluctuations in supply could cause a decline in the market price of Pollock roe, which would reduce our margins and revenues. Average roe prices per kilogram were 2,856 yen, 2,247 yen, and 1,906 yen for the years ended 2000, 2001 and 2002, respectively.

Foreign Currency, Interest Rate and Commodity Hedging

We are exposed to cash flow and earnings market risk from certain changes in the yen foreign currency exchange rate, interest rates and diesel fuel prices. To mitigate the risk related to these factors, we utilize forward currency contracts and derivative commodity instruments, principally futures contracts. As of March 31, 2003, we had open foreign exchange contracts maturing through December 29, 2006 with total notional amounts of $469.0 million, of which $31.5 million represented contracts with Aker, formerly a related party.

Prior to the acquisition of our business by Centre Partners in January 28, 2000, Aker had entered into a currency forward transaction with Sparebanken NOR and a forward transaction with Den norske Bank ASA. On January 28, 2000, in connection with the acquisition by Centre Partners, Aker entered into an agreement with us whereby Aker is obligated to pay us all amounts less a nominal fee that Aker receives from Sparebanken NOR or Den norske Bank ASA, and we are obligated to pay Aker all amounts that Aker must pay to Sparebanken NOR or Den norske Bank ASA. Aker also had, as of March 31, 2003, exercisable foreign currency options with Sparebanken NOR with total notional amounts of $55.0 million relating to the period October 31, 2003 through July 28, 2005. Pursuant to the January 28, 2000 agreement, Aker is obligated to pay us all amounts less a nominal fee that Aker receives from Sparebanken NOR and we are obligated to pay Aker all amounts that Aker must pay to Sparebanken NOR. These options will become forward foreign currency exchange contracts at our election or in the event that the dollar-yen spot exchange rate is at or below 94.0 Japanese yen per one U.S. dollar at any time before July 29, 2003.

In connection with our foreign exchange contracts, we also have extension agreements to enter into two additional sets of foreign exchange contracts that expire between March 2004 and December 2005, and March 2006 and December 2007. These extension agreements would become binding and effective only if the spot price falls to a rate below a pre-specified level (the trigger price) on or before December 2003 or December 2005, respectively. If the spot rate does not reach the trigger price on or before December 2003 or December 2005, respectively, then we have no right or obligation with respect to any of these extension agreements. The trigger price for these extension agreements is 99.0 JPY per USD and the notional amounts for each of these extension agreements is $100.0 million. The extension agreements, if exercised, provide that we receive US dollars in exchange for Japanese yen. We also have extension agreements to enter into additional foreign exchange contracts with Aker that expire between October 2003 and August 2005 that have similar terms as the ones described above. The trigger price is 94.0 JPY per USD, the notional amounts are $70.0 million and the trigger end date is July 28, 2003. During the first quarter of 2003, the Company entered into an agreement to extend foreign exchange agreements that also have similar terms to the ones described above that expires between September 2006 and March 2008 and January 2007 and March 2007. The trigger price is 94.0 JPY per USD and 110.0 JPY per USD, respectively, and the notional amounts are $100.0 million and $39.0 million, respectively. The trigger date is March 30, 2006 and March 29, 2004, respectively.

At December 31, 2002, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts, which were staggered over a rolling 36-month timeframe, to changes in exchange rates. A hypothetical adverse yen exchange rate movement of 1% against our forward foreign exchange contracts would have resulted in a potential loss in fair value of these contracts of approximately $2.7 million. Since December 31, 2002, we have entered into foreign exchange contracts which have increased the notional amounts of these contracts from $435 million at December 31, 2002 to $778 million at March 31, 2003, and the potential loss in fair value of these contracts increased to approximately $5.0 million, corresponding to the 1% hypothetical change. All such losses on these forward foreign exchange contracts would have been substantially offset by gains on the related underlying Japanese yen sales transactions that we have hedged.

Fuel hedges are entered into whereby we pay a fixed price per gallon and receive a floating price per gallon with the payments being calculated on a notional gallon amount of approximately 75% of our next 12 month estimated fuel usage and approximately 55% of months 13 through 24 estimated fuel usage over the term of the contracts through November 30, 2004. The objective of the swap agreements is to hedge the variability of future fuel prices. These instruments are considered to be substantially fully effective and, therefore, substantially all unrealized gains and losses at year-end are recognized as a component of other comprehensive income. An adverse change in fuel prices, such as what has occurred in recent months, will not have a material impact on the average fuel price paid by us during the term of the open fuel hedge contracts. The average hedged prices per gallon related to contracts maturing from January 2003 through November 2004 are lower than the 2002 average fuel price per gallon.

Interest Rates

Our senior credit facility requires us to hedge the interest rate on a portion of the outstanding senior debt to convert such debt to fixed-rate debt. We are required to enter into hedging transactions such that no less than 50% of the aggregate principal amount of the term loans and the senior subordinated notes is effectively fixed rate debt until June 16, 2005.

We use various derivative financial instruments to manage our exposure to fluctuations in interest rates. We have interest rate caps with notional amount of $93.5 million. The cap rate is 5.0% and the variable rate is the U.S. dollar three month LIBOR. The fair value of these instruments was, in the aggregate, $0.1 million at March 31, 2003.

In addition to the interest hedges applicable to our senior debt, interest on the existing senior subordinated notes has a fixed rate. Approximately 54% of our total debt has a fixed interest rate or is hedged by interest rate caps as of March 31, 2003. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.

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

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

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

Crew Member Class Action.    On April 27, 2000, an action was filed in the United States District Court for the Western District of Washington against us by two of our former vessel crew members alleging that we breached the terms of their crew member agreements, resulting in the underpayment of the individuals’ crew shares for the 2000 “A” season. The plaintiffs also claimed that we had violated certain federal requirements that entitle them to be paid the highest rate of wages paid to similarly rated crew members aboard other vessels. On October 11, 2000, the action was certified as a class action, with the plaintiff class consisting of all of the crewmembers on all of our vessels during the 2000 “A” season. The plaintiffs’ claim requested damages of approximately $23 million.

On January 8, 2002, the District Court ruled in favor of the plaintiffs on one of their four specific claims after finding they had proved that we diluted each individual’s crew share by dividing each individual share by a number that was larger than the number of shares assigned to the whole crew, thereby depriving the crew members of their full wages. The court awarded damages in the aggregate amount of $1,607,254 and attorneys’ fees and expenses in an aggregate amount to be determined. We have accrued for the amount we estimate that we may have to pay relating to this matter in 2001. The plaintiffs have requested attorneys’ fees of approximately $600,000 (on April 29, 2002, the court awarded $383,234 in attorneys’ fees and expenses, and an additional $103,588 to be paid out of the plaintiffs’ award at no additional cost to us). The court further found that our underpayment of crew shares was not willful. The court also found that we did not estimate roe prices in good faith for the third fishing trip of each vessel in the 2000 “A” season. The court did not award the plaintiffs any damages with respect to this finding because we had paid the crewmembers a bonus amount in excess of any damages that resulted from the roe price estimates. The plaintiffs have filed a Notice of Appeal in connection with one of the three claims that the court rejected. The appealed claim alleges that the crew contracts did not comply with the provisions of the applicable statutes, which govern the form, and content of crewmember contracts. We have filed a separate Notice of Appeal with respect both to the grant of attorneys’ fees and the award of damages against us. The District Court heard oral argument on May 6, 2003. We cannot assure you that the plaintiffs will not prevail or that we will not be required to pay significant damages to resolve this litigation, which could have a material adverse effect on our business, results of operations or financial condition.

Subsequent Crew Member Lawsuits.    On October 19, 2001, a complaint was filed in the United States District Court for the Western District of Washington and the Superior Court of Washington for King County. An amended complaint was filed in both courts on January 15, 2002. The amended complaint was filed against us by a former vessel crewmember on behalf of himself and a class of over 500 seamen, although neither the United States District Court nor the Superior Court have certified this action as a class action. On June 13, 2002, the complaint filed in the Superior Court was voluntarily dismissed by the plaintiffs. The complaint filed alleges that we breached our contract with the plaintiff by underestimating the value of the catch in computing the plaintiff’s wages. The plaintiff demanded an accounting of his crew shares pursuant to federal statutory law. In addition, the plaintiff requested relief under a Washington statute that would render us liable for twice the amount of wages withheld, as well as judgment against us for compensatory and exemplary damages, plus interest, attorneys’ fees and costs, among other things. The plaintiff also alleged that we fraudulently concealed the underestimation of product values, thereby preventing the discovery of the plaintiff’s cause of action. The conduct alleged took place prior to January 28, 2000, the date our business was acquired by Centre Partners and others through ASLP. This litigation is in a preliminary stage and its ultimate outcome is uncertain. We have denied the allegations made and intend to vigorously defend the claims. We cannot assure you that the plaintiff will not prevail or that we will not be required to pay significant damages to resolve this litigation, which could have a material adverse effect on our business, results of operations or financial condition.

Item 5.     Other Information

In March 2003, Lester Pollack was appointed Audit Committee Chair of ASC Management, Inc.

Item 6.     Exhibits and Reports on Form 8-K.

(a)

Exhibit 99.1 — Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 — Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

On February 28, 2003, a Form 8-K/A was filed with the Securities and Exchange Commission furnishing (1) Southern Pride Catfish Company, Inc.’s Financial Statements as of and for the nine months ended September 30, 2002 (With Independent Auditors’ Report Thereon) and (2) American Seafoods Group LLC Unaudited Pro Forma Condensed Consolidated Financial Statements as of September 30, 2002 and for the year ended December 31, 2002 and nine months ended September 30, 2002.

No other report on Form 8-K was filed during the quarter for which this report is filed; however

On April 1, 2003, a Form 8-K was filed with the Securities and Exchange Commission including certifications of the Company’s Chief Executive Officer and Chief Financial Officer of the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.

On May 9, 2003, a Form 8-K was filed with the Securities and Exchange Commission furnishing under Item 12 “Results of Operations and Financial Condition” the Company’s earning release for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SEAFOODS GROUP LLC

Date: May 15, 2003	By:	/S/ BRAD BODENMAN

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

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ BERNT O. BODAL

Bernt O. Bodal Chief Executive Officer