Form 10-Q
period 2003-06-30
AMERICAN SEAFOODS GROUP LLC
filed 2003-08-14
CIK 1174874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2002	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$3,411	$2,881
Trade accounts receivable, net of allowance of $452 and $435	25,468	25,484
Receivables from related parties	78	78
Inventories	24,334	39,538
Prepaid expenses	9,755	16,358
Unrealized gains on derivatives	10,262	11,087
Other	1,798	3,569

Total current assets	75,106	98,995

Property, vessels, and equipment, net	242,588	230,324
Other assets:
Noncurrent receivables from related parties	10,204	9,447
Unrealized gains on derivatives	8,459	23,328
Cooperative rights, net of accumulated amortization of $53,751 and $55,662	84,414	82,503
Goodwill	40,692	40,692
Other intangibles, net of accumulated amortization of $3,137 and $3,763	8,802	9,192
Deferred financing costs, net of accumulated amortization of $3,390 and $5,890	32,659	30,564
Other	6,284	8,524

Total other assets	191,514	204,250

Total assets	$509,208	$533,569

Liabilities and members’ deficit

Current liabilities:
Current portion of long-term debt	$16,173	$14,613
Accounts payable and accrued expenses	29,959	33,223
Payables to related parties	1,414	1,267
Unrealized losses on derivatives	—	458

Total current liabilities	47,546	49,561

Long-term liabilities:
Long-term debt, net of current portion	521,893	498,147
Accrued long-term liabilities to related parties	12,334	13,145
Fishing rights obligation, net of current portion	4,760	—
Unrealized losses on derivatives	4,187	7,903

Total long-term liabilities	543,174	519,195

Total liabilities	590,720	568,756

Members’ deficit:
Members’ deficit	(75,188)	(35,347)
Accumulated other comprehensive (loss) gain	(6,324)	160

Total members’ deficit	(81,512)	(35,187)

Total liabilities and members’ deficit	$509,208	$533,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Seafood sales	$94,310	$117,791	$177,490	$226,781
Revenues—related parties	81	165	237	273
Other	591	455	656	1,008

Total revenue	94,982	118,411	178,383	228,062
Cost of sales, including depreciation of $10,796, $9,494, $15,312 and $14,534	55,337	78,425	91,202	135,124
Cost of sales—related parties	3,759	—	9,906	5,624

Gross profit	35,886	39,986	77,275	87,314
Selling, general and administrative expenses, excluding equity—based compensation	13,053	17,031	24,698	31,335
Selling, general and administrative expenses—related parties	196	126	302	171
Equity-based compensation	13,906	632	14,522	811
Amortization of cooperative rights and intangibles, and depreciation of other assets	1,639	2,142	3,338	3,994

Operating profit	7,092	20,055	34,415	51,003

Other income (expense):
Interest expense, net of interest income of $7, $80, $67, and $159	(9,328)	(9,783)	(12,693)	(19,252)
Related party interest expense	(260)	—	(4,156)	—
Foreign exchange gains, net	5,636	6,198	6,571	8,309
Loss from debt repayment and related write-offs	(15,711)	—	(15,711)	—
Other	(424)	(12)	(392)	20

Total other expense	(20,087)	(3,597)	(26,381)	(10,923)

Income (loss) before income taxes	(12,995)	16,458	8,034	40,080
Income tax provision	12	8	41	18

Income (loss) from continuing operations	(13,007)	16,450	7,993	40,062

Discontinued operations	—	—	(445)	—

Net income (loss)	$(13,007)	$16,450	$7,548	$40,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2002	2003
Cash flows from operating activities:
Net income	$7,548	$40,062
Adjustments to reconcile net income to net cash flows from operating activities
Loss from discontinued operations	445	—
Depreciation and amortization	18,650	18,528
Unrealized gains on derivatives, net	(1,508)	(5,030)
Amortization of deferred financing costs	1,425	2,500
Amortization of debt discounts	485	—
Interest accrued to related parties	3,802	—
Loss from debt repayment and related write-offs	15,711	—
Equity-based compensation	14,522	811
Loss on sale of fixed assets	—	47
Change in operating assets and liabilities:
Trade accounts receivable, net	12,870	(16)
Net receivables from related parties	(17,511)	610
Inventories	(3,330)	(12,379)
Prepaid expenses and other current assets	(1,501)	(8,374)
Other assets, net	(599)	(210)
Accounts payable and accrued expenses	14,015	3,264

Net cash flows from operating activities	65,024	39,813

Cash flows used in investing activities:
Purchases of property, vessels and equipment	(4,705)	(6,513)
Short term loan to related party	251	—
Purchase of fishing rights	—	(1,016)
Other	(40)	(45)

Net cash used in investing activities	(4,494)	(7,574)

Cash flows used in financing activities:
Borrowings on long-term debt	495,000	—
Principal payments on long-term debt	(314,886)	(40,754)
Net borrowings (repayments) on revolving debt	(12,000)	15,999
Financing fees and costs	(34,751)	(405)
Costs related to recapitalization transaction	—	(2,198)
Distributions to parent related to recapitalization	(187,279)	—
Payments on obligations to related party	—	(5,190)
Other distributions to parent	(5,911)	(221)

Net cash flows used in financing activities	(59,827)	(32,769)
Net cash flows used in discontinued operations	(146)	—

Net increase in cash and cash equivalents	557	(530)
Cash and cash equivalents at beginning of period	2,273	3,411

Cash and cash equivalents at end of period	$2,830	$2,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of American Seafoods Group LLC (ASG) and its subsidiaries (together with ASG, the Company) believes necessary for fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented.

ASG owned a controlling and majority interest in Pacific Longline Company LLC (PLC) until April 18, 2002 when it was distributed to American Seafoods Holdings LLC (Holdings), the parent of ASG. The condensed consolidated financial statements as of June 30, 2002 and for the three and six months then ended have been presented to reflect PLC as a discontinued operation.

The results of operations for the three and six months ended June 30, 2002 and 2003 are not necessarily indicative of the results of operations expected for the complete fiscal year or any other period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

Certain reclassifications of prior year’s balances and amounts have been made for consistent presentation with the current period.

The Company has elected to continue to apply the intrinsic-value-based method of accounting for equity-based compensation awards to employees and has adopted only the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123 as amended by SFAS No. 148. The following table illustrates the effect on net income (loss) as if the fair-value-based method had been applied to all awards in each period. Equity based compensation has no tax effect.

Dollar Amounts in thousands	Three Months Ended June 30, 2002	Three Months Ended June 30, 2003	Six Months Ended June 30, 2002	Six Months Ended June 30, 2003
Net income (loss), as reported	$(13,007)	$16,450	$7,548	$40,062
Add equity-based employee compensation expense included in reported net income	13,906	632	14,522	811
Deduct total equity-based employee compensation expense determined under fair-value-based method for all awards	(1,407)	(74)	(1,509)	(212)

Pro forma net income	$(508)	$17,008	$20,561	$40,661

The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Assumptions used in estimating the fair values were as follows:

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2003	Six Months Ended June 30, 2002	Six Months Ended June 30, 2003
Risk Free Interest Rate	4.19%–4.65%	2.52%–3.05%	4.19%–6.50%	2.52%–4.74%
Expected Life	2.75 years–5 years	2.75 years–5 years	2.75 years–5 years	2.75 years–5 years
Expected Volatility	—	—	—	—
Expected Dividend Yield	—	—	—	—

Newly adopted and recently issued accounting pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded into other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this statement are not expected to have a material impact on the Company’s financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. The provisions of this statement are not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the EITF issued a final consensus on Issue 01-8, “Determining Whether an Arrangement Contains a Lease.” Issue 01-8 provides guidance on determining whether an arrangement is or includes a lease within the scope of SFAS No. 13 “Accounting for Leases.” If it is determined that a lease exists, the lease and non-lease components of a combined sales arrangement must be accounted for separately. Issue 01-8 is effective prospectively for arrangements entered into, modified, or acquired in fiscal periods beginning after May 28, 2003. The provisions of this statement are not expected to have a material impact on the Company’s financial position or results of operations.

Note 2.	Inventories

Inventories at December 31, 2002 and June 30, 2003 consisted of the following (in thousands):

	December 31, 2002	June 30, 2003
Fish blocks and surimi	$14,457	$27,424
Finished seafood products	9,374	11,453
Breading, batter and packaging	503	661

	$24,334	$39,538

Note 3.	Prepaid Expenses

Prepaid expenses at December 31, 2002 and June 30, 2003 consist of the following (in thousands):

	December 31, 2002	June 30, 2003
Additives and packaging	$4,440	$6,314
Prepaid product freight	1,186	1,752
Fuel	798	1,095
Prepaid insurance	1,410	3,353
Fishing gear supplies	364	550
Deposits	226	204
Dues and CDQ purchases	—	1,096
Other	1,331	1,994

	$9,755	$16,358

Note 4.	Goodwill and Intangible Assets

On January 29, 2003, the Company settled substantially all its obligations under the Rebecca Ann Fisheries, Inc. (RAFI) agreement for $5.9 million, which approximated the carrying amount of the related obligation at the time of the transaction. On April 1, 2003 the Company exercised its option to purchase outright the related fishing rights for $1.0 million.

On December 16, 2002, ASG purchased substantially all of the assets of Southern Pride Catfish Company (SPC). The allocation of the purchase price included approximately $4.9 million in intangible assets. These acquired intangible assets consist principally of a trade name and customer-based intangibles, each of which has an estimated amortizable life of ten years. Amortization expense was $0.1 million for the three months ended June 30, 2003 and $0.3 million for the six months ended June 30, 2003.

Amortization of the intangible assets was approximately $2.5 million as of June 30, 2003. Amortization of the intangible assets is expected to be $5.2 million for each of the next four years and $5.1 million for year five.

As of June 30, 2003, the allocation of goodwill between ocean harvested whitefish and other seafood products was approximately $33.5 million and $7.2 million, respectively.

Note 5.	Derivative Instruments

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

As of June 30, 2003, the Company had open foreign exchange contracts which are formally designated as cash flow hedges, maturing through December 29, 2006 with total notional amounts of $746 million, including $309 million subject to extension agreements.

Two of the extension agreements expire between March 2004 and December 2005, and March 2006 and December 2007. These extension agreements would become binding and effective only if the spot rate falls to a rate below a pre-specified level (the trigger) on or before December 2003 or December 2005, respectively. If the spot rate does not reach the trigger on or before December 2003 or December 2005, then neither the Company nor the counterparty shall have any right or obligation with respect to any of these extension agreements. The trigger for each of these two extension agreements is 99.0 JPY per USD and the notional amounts of these extension agreements are $100.0 million. The Company also has another extension agreement that has similar terms to the ones described above that expire between October 2003 and August 2005. The trigger is 94.0 JPY per USD and the notional amounts are $70.0 million with a trigger date of July 28, 2003. These extensions were not triggered as of this date. The Company also has two additional extension agreements that have similar terms to the ones described above. These extension agreements expire between September 2006 and March 2008 and February 2007 and March 2007, respectively. The trigger is 99.0 JPY per USD and 110.0 JPY per USD, respectively, and the notional amounts are $100.0 million and $39.0 million, respectively. The trigger dates are March 30, 2006 and March 29, 2004, respectively.

The net unrealized gain recognized in earnings on foreign exchange contracts designated as cash flow hedges represents the amount of the change in fair value of these contracts arising from hedge ineffectiveness. Hedge ineffectiveness is determined by the change in the time value component of the contractual currency exchanges. The net unrealized gains recognized in earnings for the three months ended June 30, 2002 and 2003 were approximately $5.4 million and $5.6 million, respectively, and for the six months ended June 30, 2002 and 2003 were approximately $6.5 million and $7.7 million, respectively. These amounts are included in the Company’s statements of operations as a component of foreign exchange gains. Realized gains (losses) for the three months ended June 30, 2002 and 2003 were approximately ($0.8) million and $3.3 million, respectively, and for the six months ended June 30, 2002 and 2003 were approximately ($0.5) million and $3.2 million, respectively, related to settled contracts. During the three months ended June 30, 2002 and 2003 net foreign currency transaction gains (losses) included as a component of foreign exchange gains were approximately $1.0 million and ($2.7) million, respectively, and for the six months ended June 30, 2002 and 2003 were approximately $0.5 million and ($2.6) million, respectively.

The unrealized gains and losses resulting from the change in spot rates, or the effective portion, are recognized in accumulated other comprehensive income. These gains and losses are recognized in revenues when the forecasted sales occur. The estimated net amount of existing gains (losses) as of June 30, 2003 that are expected to be reclassified into earnings within the next 12 months is approximately ($0.8) million. Gains reclassified into revenues for the three months ended June 30, 2002 and 2003 were approximately $6.5 million and $1.4 million, respectively, and for the six months ended June 30, 2002 and 2003 were approximately $12.2 million and $2.6 million, respectively.

The Company has barrier options, which are formally designated as cash flow hedges, to enter into foreign exchange contracts with a notional amount of $55.0 million. These contracts can be exercised at the Company’s election or alternatively must be exercised if the spot rate reaches a pre-specified level of 94.0 JPY per USD on or before July 29, 2003. These options were not exercised as of this date. The options, if exercised, provide that the Company receives USD in exchange for JPY. The exercise dates are between October 2003 and July 2005. At June 30, 2003, an unrealized gain of approximately $5.7 million resulting from the change in spot rate, or the effective portion, was included in other accumulated comprehensive income.

The Company also had the following derivative instruments at June 30, 2003, which are formally designated as cash flow hedges:

•	Interest rate caps with notional amounts of $21.0 million and $72.5 million maturing in March 2005 and June 2005, respectively. The cap rate is 5.0% for each cap and the variable rate is the U.S. dollar three-month LIBOR rate. The fair value of these instruments at June 30, 2003 was not material.

•	Fuel hedges whereby the Company pays a fixed price per gallon and receives a floating price per gallon with the payments being calculated on the remaining notional amount of 11.4 million gallons over the term of the contracts through November 30, 2004. The objective of the swap agreements is to hedge the variability of future fuel prices. These instruments are considered to be substantially fully effective and therefore, substantially all unrealized gains and losses are recognized as a component of other accumulated comprehensive income. Unrealized gains and losses relating to the ineffective portion of the hedge were not material. The fair value of these instruments was an unrealized gain of $0.6 million at June 30, 2003, including a valuation allowance of $0.1 million recorded for unrealized gains related to a provider that filed for bankruptcy during 2002.

On April 18, 2002, the underlying debt instruments associated with interest rate swaps and caps were repaid by the Company. At the date of the debt repayment, the Company had an unrealized loss of $1.0 million as a component of accumulated other comprehensive income as the swaps and caps were considered to be fully effective. Concurrent with the debt repayment, the $1.0 million was charged to loss from debt repayment and related write-offs on the statement of operations, and the swaps and caps were redesignated as cash flow hedges of the interest payments due on the debt instruments that were issued on April 18, 2002. These instruments were considered to be substantially fully effective and therefore, substantially all unrealized gains and losses were recognized as a component of other comprehensive income. Unrealized gains and losses relating to the ineffective portion of the hedge were not material. On March 15, 2003, these redesignated interest rate swaps expired.

Note 6.	Commitments and Contingencies

The Company is party to fixed obligation agreements with Community Development Quota (CDQ) groups that provide the Company with an exclusive license to harvest and process all or part of the CDQ groups’ portion of the total allowable catch of pollock allocated to them under the Alaska Community Development Quota program. Under these agreements, the Company is obligated to make minimum purchases over the next 1 to 3 years, which will be based on the total allowable catch for each year. Based on the 2003 total allowable catch, minimum purchases total approximately $31.2 million, of which $17.2 million and $14.0 million are committed in 2003 and 2004 through 2005, respectively. The company purchased $7.2 million in CDQ for the three months ended March 31, 2003 and six months ended June 30, 2003.

The Company is obligated to purchase up to 5 million pounds of catfish per year from SPC’s previous owner at a price that is based on a market index. The term of this obligation is ten years. The Company purchased 0.7 million and 1.0 million pounds of catfish for $0.4 million and $0.6 million from the previous owner for the three and six months ended June 30, 2003, respectively.

        The Company is a party to several lawsuits involving employment matters. On April 27, 2000, an action was filed in the United States District Court for the Western District of Washington against the Company by two former vessel crew members alleging that the Company breached the terms of their crew member agreements, resulting in the underpayment of the individuals’ crew shares for the 2000 “A” season. The plaintiffs also claimed that the Company had violated certain federal requirements that entitle them to be paid the highest rate of wages paid to similarly rated crew members aboard other vessels. On October 11, 2000, the action was certified as a class action, with the plaintiff class consisting of all of the crewmembers on all of the Company’s vessels during the 2000 “A” season. On January 8, 2002, the District Court ruled in favor of the plaintiffs on one of their four specific claims after finding they had proved that the Company diluted each individual’s crew share by dividing each individual share by a number that was larger than the number of shares assigned to the whole crew, thereby depriving the crew members of their full wages. The court awarded damages in the aggregate amount of $1,607,254 and attorneys’ fees and expenses in an aggregate amount to be determined. The Company has accrued for the amount that it estimates that it may have to pay relating to this matter in 2001. The plaintiffs requested attorneys’ fees of approximately $600,000, and on April 29, 2002, the court awarded $383,234 in attorneys’ fees and expenses, and an additional $103,588 to be paid out of the plaintiffs’ award at no additional cost to the Company. The court further found that the Company’s underpayment of crew shares was not willful. The plaintiffs filed a Notice of Appeal to the Ninth Circuit Court in connection with one of the three claims that the court rejected. The appealed claim alleges that the crew contracts did not comply with the provisions of the applicable statutes, which govern the form, and content of crewmember contracts. The Company filed a separate Notice of Appeal with respect both to the grant of attorneys’ fees and the award of damages against the Company. On July 9, 2003, the Court of Appeals reversed the award of attorneys’ fees and costs and affirmed the District Court’s decision in all other respects.

On October 19, 2001, a complaint was filed in the United States District Court for the Western District of Washington and the Superior Court of Washington for King County. An amended complaint was filed in both courts on January 15, 2002. The amended complaint was filed against the Company by a former vessel crewmember on behalf of himself and a class of over 500 seamen, although neither the United States District Court nor the Superior Court have certified this action as a class action. On June 13, 2002, the plaintiffs voluntarily dismissed the complaint filed in the Superior Court of Washington. The complaint filed alleges that the Company breached its contract with the plaintiff by underestimating the value of the catch in computing the plaintiff’s wages. The plaintiff demanded an accounting of his crew shares pursuant to federal statutory law. In addition, the plaintiff requested relief under a Washington statute that would render the Company liable for twice the amount of wages withheld, as well as judgment against the Company for compensatory and exemplary damages, plus interest, attorneys’ fees and costs, among other things. The plaintiff also alleged that the Company fraudulently concealed the underestimation of product values, thereby preventing the discovery of the plaintiff’s cause of action. The conduct allegedly took place prior to January 28, 2000, the date the Company was acquired by Centre Partners and others through American Seafoods L.P. (ASLP). This litigation is in a preliminary stage and its ultimate outcome is uncertain. The Company has denied the allegations made and intends to vigorously defend the claims. The Company has not recorded a liability related to this matter as of June 30, 2003 as the outcome is uncertain and the amount of loss, if any, is not estimable.

Other lawsuits relate principally to employment matters and are not expected to be material to the Company’s consolidated financial statements taken as a whole.

Note 7.	Comprehensive Income

Comprehensive income (loss) includes net income as well as a component comprised of certain gains and losses that under generally accepted accounting principles are reflected in members’ deficit but are excluded from the determination of net income. The Company has segregated the total accumulated other comprehensive gain or loss (specifically, accumulated unrealized gains and losses on derivative instruments designated as hedges and foreign currency translation adjustments) from the other components of members’ deficit in the accompanying unaudited condensed consolidated balance sheet.

Comprehensive income for the three months ended June 30, 2002 and 2003 and the six months ended June 30, 2002 and 2003, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003
Net (loss) income	($13,007)	$16,450	$7,548	$40,062
Unrealized gains (losses) on derivative instruments designated as hedges, net	(29,612)	6,419	(31,298)	6,488
Translation adjustment	—	(5)	3	(4)

Comprehensive income (loss)	$(42,619)	$22,864	$(23,747)	$46,546

Note 8.	Discontinued Operations

On April 18, 2002, the Company distributed all of its interest in PLC to its direct parent. As of December 31, 2002, none of the assets or liabilities of PLC were reflected in the Company’s consolidated balance sheet. There was no gain or loss recognized on the distribution as the book value approximated fair value at the distribution date. For the period from January 1, 2002 through April 18, 2002, PLC had revenues of $0.5 million and costs of $1.3 million. On April 18, 2002, the net assets of PLC that were distributed were $2.4 million.

Note 9.	Long-Term Debt

On April 18, 2002, the Company entered into a credit agreement (the Credit Agreement) with a syndicate group of banks (Bank). The Credit Agreement provides for a revolving loan commitment of $75.0 million with a subfacility for letters of credit of up to $30.0 million. There was a total of $18.0 million outstanding on the revolving credit facility at June 30, 2003. The interest on the revolver may be determined on a rate, which is calculated using LIBOR (eurodollar rate) or the higher of the Bank prime rate and the federal funds effective rate plus .50% per annum (base rate) basis at the Company’s option, plus a margin determined by results of financial covenant ratios. The margins range from 2.25% to 3.00% for Eurodollar loans and 1.25% to 2.00% for base rate loans. The Credit Agreement also provides for a commitment fee of 0.5% to 0.375% of the unused portion of the revolving commitment, depending on the results of financial covenant ratios. At June 30, 2003, the interest rate was 6.00%. The revolving loan terminates on September 30, 2007. The Credit Agreement also provides for a long-term facility, which includes a $90.0 million term loan (Term A). Term A is payable in quarterly principal installments of $2.9 million from September 2003 through March 2004, $3.5 million from June 2004 to March 2005, $3.9 million from June 2005 through March 2006, $4.8 million from June 2006 through March 2007 and $5.3 million from June 2007 through the final payment on September 30, 2007. Interest may be determined on a Eurodollar rate or the base rate basis at the Company’s option, plus a margin determined by results of financial covenant ratios. The margins range from 2.25% to 3.00% for Eurodollar loans and 1.25% to 2.00% for base rate loans. At June 30, 2003, the interest rate was 4.05% and the amount outstanding was $68.0 million.

The long-term facility also includes a $230.0 million term loan (Term B) which was amended on December 16, 2002 to increase the principal amount by $50 million. The Company used the borrowings of $50 million in additional Term B loans to make certain payments related to the acquisition of the assets of SPC, pay related fees and expenses, and for general corporate purposes. The SPC assets that the Company acquired are included in the security for the Company’s indebtedness under the senior credit facility. The facility is payable in quarterly principal installments of $0.6 million from September 2003 through September 2007, $6.6 million from December 2007 through March 2008, $8.0 million from June 2008 through December 2008 and a final payment of $203.4 million at maturity on March 31, 2009. Interest may be determined on a Eurodollar rate or the base rate basis at the Company’s option, plus a margin of 3.25% for Eurodollar loans or 2.25% for base rate loans. At June 30, 2003, the interest rate was 4.30% and the amount outstanding was $251.5 million.

The Credit Agreement is secured by substantially all assets of the Company, including intangible assets. The senior credit facility requires the Company to meet certain financial tests, including without limitation, a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. In addition, the senior credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, liens and encumbrances, changes in the nature of the business, investments, dividends and other restricted payments, prepayments of certain indebtedness (including the notes), certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. The Company was in compliance with its financial covenants at June 30, 2003.

Additionally, the Company issued and sold $175.0 million of senior subordinated notes on April 18, 2002. These notes mature in 2010 and the interest rate is fixed at 10.125%.

Note 10.	Acquisition of Southern Pride Catfish Business

On December 16, 2002, the Company purchased substantially all of the assets of SPC, an Alabama corporation engaged in the business of catfish harvesting, processing and distribution. Management of the Company believes that the SPC acquisition presented an attractive strategic opportunity for the Company. SPC complements the Company’s existing operations by adding a new finfish species to the product line. With this addition, the Company expects to have significant market positions in Alaska pollock and catfish, two of the top three domestic harvested finfish species in terms of human consumption.

The purchase price was approximately $41.8 million in cash. In addition, the Company assumed liabilities of $3.8 million, paid off bank debt of SPC in the amount of $2.4 million and incurred direct acquisition costs of approximately $1.0 million. The acquisition was financed with additional indebtedness under the Company’s senior credit facility. The acquisition is intended to complement and augment the Company’s existing production and distribution capacity.

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

Note 11.	Segment Information

The Company is principally engaged in the harvesting, processing, marketing, selling and distribution of fish products. At June 30, 2003, the Company’s reportable segments are:

•	Ocean harvested whitefish, which is primarily comprised of the harvesting and processing of pollock, hake, yellow fin sole and Pacific cod aboard the Company’s vessels operating in the Bering Sea and in the Company’s processing plant in Massachusetts.

•	Other seafood products, which is principally comprised of the processing of catfish and scallops in the Company’s processing plants in Alabama and Massachusetts, respectively.

Prior to 2003, the Company had one reportable segment, ocean harvested whitefish. Revenues, earnings and assets from other seafood products were not significant prior to 2003. As a result of the acquisition of SPC in December 2002, the other seafood products segment became a significant portion of the Company. Sales, general and administrative expenses are allocated to each segment based on total assets.

Segment information for the three and six month periods ended June 30, 2003 is as follows:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Total revenues:
Ocean harvested white fish	$86,198	$161,060
Other seafood products	32,213	67,002

	$118,411	$228,062

Income before income taxes:
Ocean harvested white fish	$17,890	$41,500
Other seafood products	(1,432)	(1,420)

Total	16,458	40,080
Income tax provision	8	18

Net income	$16,450	$40,062

Total assets:
Ocean harvested white fish		$484,413
Other seafood products		49,156

Total assets		$533,569

Note 12.	Pending Transaction

American Seafoods Corporation, an affiliate of the Company, is pursuing an offering of public equity and debt securities that, if completed, would result in the sale of a significant portion of the equity interests to the public. As part of these contemplated transactions, all of the Company’s outstanding debt will be repaid, and new debt reissued. The Company has incurred approximately $2.2 million of offering costs, which have been deferred and are included in other assets on the accompanying condensed consolidated balance sheet as of June 30, 2003. There is no assurance that the offering will be completed.

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

Overview

We are one of the largest integrated seafood companies in the U.S. in terms of revenues. We harvest and process a variety of fish, either on board our sophisticated catcher-processor vessels or at our land-based processing facilities, and market our products to a diverse group of customers in North America, Asia and Europe. We are the largest harvester and at-sea processor of pollock and the largest processor of catfish in the U.S. Pollock is the world’s highest-volume whitefish harvested for human consumption and accounts for a majority of our revenues. According to the Food and Agriculture Organization of the United Nations, catfish accounted for approximately 50% of the value of all aquaculture in the U.S. in 2001. In addition, we harvest and/or process other seafood, including scallops, hake and cod. We maintain an international marketing network through our U.S., Japanese and European offices and have developed long-term relationships with a U.S. and international customer base.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim condensed financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our profitability depends in part on revenues received in Japanese yen as a result of sales in Japan. During 2002, our Japanese sales represented 39.5% of our total revenues. A decline in the value of the yen against the U.S. dollar would adversely affect our earnings from sales in Japan. Fluctuations in currency are beyond our control and are unpredictable. From January 1 through December 31, 2002, the value of the dollar decreased by 9.6% against the JPY, from 131.26 JPY per USD to 118.64 JPY per USD. While we conduct hedging activities to mitigate the risk of currency fluctuations, these hedging activities may not be sufficient to provide complete protection against loss, and accordingly any such fluctuations could adversely affect our revenues.

Acquisition and pushdown accounting. On January 28, 2000, Centre Partners and others through American Seafoods L.P. (ASLP) acquired our business in a transaction accounted for as a purchase. Accordingly, all of our assets and liabilities were recorded at their estimated fair market values as of the date of the acquisition.

The goodwill resulting from the purchase has also been recorded in our financial statements. In addition, expenses incurred by our parent have been recorded in our financial statements to the extent that such expenses relate to or benefit our operations.

In December 2002, we acquired the assets of Southern Pride Catfish Company. A portion of the net book value of our property and equipment represents amounts allocated to those assets as part of the allocation of the purchase price in the acquisition. The allocation of the purchase price in a business combination under the purchase method of accounting is subjective. Management is required to estimate the fair values of assets and liabilities as of the acquisition date. For property and equipment, an estimate of fair market value was determined based on replacement cost and age of the assets. Inventories were valued at fair value less costs to sell and a normal selling margin. Intangible assets acquired, including the trade name and customer relationships, were valued by discounting estimated future cash flows. Other assets and liabilities were allocated purchase price based on the carrying value, as management determined that carrying value approximated fair value. The excess purchase price over the fair value of the net assets acquired was recorded as goodwill. We review the carrying value of goodwill annually and when events and changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations.

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

From January 2000 to October 2001, the cooperative rights intangible asset was amortized on a straight-line basis over 59 months, which was the remaining life of the sunset provision in the American Fisheries Act. Beginning in November 2001, as a result of changes to the American Fisheries Act, we changed the life of our cooperative rights to 23.2 years, which matched the average remaining lives of the vessels, as the American Fisheries Act specifies vessels to which the cooperative rights apply.

Vessel maintenance. A significant portion of our operations is related to our vessels. On January 28, 2000, the purchase of our vessels was part of the total acquisition. Our vessels were recorded at their fair market values, with approximately 60% categorized as vessel equipment and machinery with an estimated useful life of seven years and approximately 40% as vessel hull with an estimated useful life of twenty-five years. We depreciate these assets on a straight-line basis over their estimated useful lives.

We incur expenses to repair and maintain our vessels. Repairs and ordinary maintenance are expensed as incurred. Significant additions and improvements are capitalized. As a condition to maintaining our Det Norske Veritas class certification, the vessels must undergo scheduled major shipyard maintenance at intervals of three to five years. As a part of this scheduled maintenance, we may also have major vessel components overhauled. The costs for this major shipyard maintenance are capitalized and charged to operations on a pro-rata basis during the period through the next scheduled major shipyard maintenance session.

Segment information. We operate in two principal business segments, ocean harvested whitefish and other seafood products. The ocean harvested whitefish segment includes the harvesting and processing of pollock, cod and hake. Processing of ocean harvested whitefish occurs on our vessels while at sea and at our facilities in Massachusetts. The other seafood products segment includes the processing of catfish and scallops at our facilities in Alabama and Massachusetts. Other seafood products sales were not significant prior to our acquisition of Southern Pride.

Inflation

We do not expect inflation to have a significant impact on our business, financial condition or results of operations. Historically, we generally have been able to offset the impact of inflation through a combination of productivity improvements and price increases.

Revenues and Expenses

Ocean Harvested Whitefish Revenue. Revenues in our ocean harvested whitefish segment are primarily driven by the following factors:

•	the volume of ocean harvested whitefish harvested and processed annually;

•	the quantity of finished product we are able to produce (determined by the flesh and roe recovery rates);

•	the prevailing market prices for our ocean harvested whitefish products we sell, such as roe, surimi (a fish protein paste used in products such as imitation lobster and crabmeat) and fillet block;

•	the yen-dollar exchange rate; and

•	volume throughput and processing margin achieved for our secondary processing of ocean harvested whitefish.

Harvest volumes. In addition to the portion of the directed pollock catch allocated to us under the Pollock Conservation Cooperative Agreement, we historically have purchased additional pollock quota from other industry participants up to the 17.5% limit of the directed pollock catch. We supplemented our harvest in 2001, 2002 and 2003 by purchasing 28.0%, 28.0% and 36.4%, respectively, of the community development quota from Alaska Community Development Groups, which does not count against the 17.5% limitation.

Recovery rates. Increases in flesh and roe recovery rates, which represent the percentage of finished product produced from a whole fish, result in higher finished product volumes. Flesh recovery rate means the percentage of the weight of at-sea processed products, other than fishmeal and roe, relative to the weight of fish harvested expressed as a percentage. Roe recovery rate means the percentage of the weight of at-sea processed roe, relative to the weight of ocean whitefish harvested expressed as a percentage. We have been able to improve our average pollock flesh recovery rate from approximately 17% in 1997 to approximately 23.7% in 2002, which we believe is better than our competitors. Our pollock flesh recovery rate improved to 23.2% during the A season of 2003 from 22.2% during the A season of 2002.

Market prices. Market prices are mainly a function of the aggregate supply of ocean harvested whitefish products produced in any given year, the anticipated inventory carryover for that year and change in demand. The supply is determined primarily by the U.S. and Russian pollock harvest levels.

Prices for surimi and roe products generally fluctuate year to year and do not necessarily follow a typical price cycle trend. For example, the 29.7% increase in our surimi prices, denominated in Japanese Yen, from year 2001 to 2002 was primarily due to market conditions, but also due to producing a slightly higher grade mix of surimi in year 2002. The 2003 “A” season roe price of ¥1,778 per kilogram, which we consider to be a normalized roe price level, declined from the 2002 “A” season roe price of ¥1,906 per kilogram due primarily to a higher grade mix produced in 2002. On a grade-by-grade basis, roe prices have remained relatively stable to strengthening for the past several years with the exception of year 2000, which was an unusual year due largely to market misperceptions of supply. With the introduction of long-term supply contracts for deepskin product in early 2000, the price for deepskin dropped from an annual average price of $1.59 per pound for 1999, to $1.32 per pound for 2000, and has leveled out at about $1.25 per pound for 2001 through 2003.

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

Other Seafood Products Revenues. Revenues from our other seafood products segment are primarily a function of the volume of catfish and scallops that we process. The key performance driver for our other seafood products operations are the purchase price of raw materials and the volume of production.

Ocean Harvested Whitefish Expenses. The operating cost structure of the ocean harvested whitefish operations include four main cost categories:

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

Costs of sales includes operating costs such as crew and factory personnel compensation, fish purchases, vessel fuel, raw material purchases, packaging, insurance and other operating related expenses and depreciation applicable to property, vessels and equipment used in production. Selling costs include product freight, storage, and marketing costs. General and administrative expenses include employee compensation and benefits, rent expense, professional fees, association dues and other expenses, such as business development, office equipment and supplies.

Excluding depreciation expense, crew compensation represents the largest operating cost for the vessel operations and is a variable cost, structured to reward each crew based upon a pre-season estimated value per product applied to actual production and actual roe value achieved by their vessel. Quota purchase costs, the second largest operating cost excluding depreciation expense, are calculated as an amount per ton harvested and are incurred when we purchase quota amounts from our Alaska Community Development Group partners, catcher vessel owners and other third party fishery participants. Product freight is incurred when we transport the product to either our customer or a cold storage facility. Storage costs are incurred for product entering a cold storage facility.

Excluding production-related depreciation of $32.5 million in 2002, approximately 12.7% of our total harvesting operating costs are fixed in that we believe that we would incur them even if a vessel were inactive for the season. As a result of our relatively low fixed harvesting cost base, we have the ability to manage our cost structure by matching vessel harvesting capacity with the available harvest amount for any given season.

Other Seafood Products Expenses. Operating costs related to our other seafood products operations are principally comprised of the cost of raw material purchases and labor. In addition, these costs include depreciation expense related to equipment and facilities used for processing and transportation.

Our other main expenses include general and administrative expenses, amortization of cooperative rights and other intangible assets, interest expense, and gains and losses on foreign currency contracts.

We recognize revenues and record accounts receivable balances when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. The allowance for doubtful accounts reflects management’s estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. It is our policy to write-off accounts as collectibility becomes remote. We have three valuation accounts recorded on our balance sheet. The allowance for doubtful accounts balance was approximately $0.5 million at December 31, 2002 and approximately $0.4 million at June 30, 2003. Total bad debt write offs for the six month periods ended June 30, 2002 and 2003 were less than $0.1 million and $0.2 million, respectively. We also had an allowance of $1.8 million and $1.9 million recorded at both December 31, 2002 and June 30, 2003, that represented our estimate of 50% of receivables due from one of our insurance providers, which filed for bankruptcy in March 2001. In addition, we established an allowance account related to a miscellaneous receivable from a fuel hedge provider, which filed for bankruptcy during 2002. This allowance is recorded at $0.2 million, which represents approximately 80% of the recorded balance.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues. Revenues for the three months ended June 30, 2003 increased $23.4 million, or 24.6%, to $118.4 million from $95.0 million for the three months ended June 30, 2002. Other seafood product revenues for the three months ended June 30, 2003 increased $27.9 million to $32.2 million from $4.3 million for the three months ended June 30, 2002, primarily due to the inclusion of catfish sales in our revenues for the current year as a result of the December 2002 acquisition of SPC. Ocean harvested whitefish product revenues for the three months ended June 30, 2003 decreased $4.5 million to $86.2 million from $90.7 million for the three months ended June 30, 2002, primarily due to lower sales of surimi.

Cost of Sales. Cost of sales includes operating costs such as crew and factory personnel compensation, fish purchases, vessel fuel, raw material purchases, packaging, insurance and other operating related expenses and depreciation applicable to assets used in operations. Cost of sales for the three months ended June 30, 2003 increased $19.3 million, or 32.7%, to $78.4 million from $59.1 million for the three months ended June 30, 2002. Other seafood product cost of sales for the three months ended June 30, 2003 increased $21.0 million to $23.7 million from $2.7 million for the three months ended June 30, 2002, primarily due to the inclusion of cost of sales for the catfish operations in the current year. Ocean harvested whitefish product cost of sales for the three months ended June 30, 2003 decreased $1.7 million to $54.7 million from $56.4 million for the three months ended June 30, 2002, primarily due to the lower sales of these products in the current quarter and a larger proportion of these sales being attributable to roe when compared to the same period in the prior year. Gross profit for the three months ended June 30, 2003 increased $4.1 million, or 11.4%, to $40.0 million from $35.9 million for the three months ended June 30, 2002. Gross margins as a percent of sales for the three months ended June 30, 2003 decreased to 33.8% from 37.8% for the three months ended June 30, 2002, primarily due to a higher proportion of lower margin other seafood product sales for the current period as compared to the same period in the prior year. Other seafood product gross margins for the three months ended June 30, 2003 decreased to 26.4% from 37.2% for the three months ended June 30, 2002, primarily due to the inclusion of catfish sales in our product mix. Ocean harvested whitefish gross margins decreased to 36.5% from 37.8% primarily due to a lower proportion of higher margin surimi sales to total sales as compared to the same period in the prior year.

Selling, General and Administrative Expenses. Selling costs include product freight, storage and marketing costs. General and administrative expenses include our employee compensation and benefits, equity-based compensation, rent expense, professional fees, association dues and other expenses, such as business development, office equipment and supplies. For the three months ended June 30, 2003, selling, general and administrative expenses decreased $9.4 million, or 34.6%, to $17.8 million from $27.2 million for the three months ended June 30, 2002. This decrease was primarily due to a decrease in equity-based compensation. Other seafood products selling, general and administrative costs increased by $6.9 million to $7.5 million for the three months ended June 30, 2003 from $0.6 million for the three months ended June 30, 2002 as a result of the inclusion of catfish sales to our results of operations in the current year. Ocean harvested whitefish selling, general and administrative costs decreased by $16.3 million to $10.3 million from $26.6 million for the three months ended June 30, 2002. This decrease was principally due to higher non-cash equity based compensation charges in the prior year related to the April 2002 recapitalization. Selling, general and administrative costs, excluding equity-based compensation, as a percent of sales for the three months ended June 30, 2003 increased to 14.5% from 13.9% for the three months ended June 30, 2002.

Amortization of Cooperative Rights and Intangibles, and Depreciation of Other Assets. Amortization includes the amortization related to cooperative rights and other intangibles. Amortization and depreciation of other assets for the three months ended June 30, 2003 increased $0.5 million, or 31.3%, to $2.1 million from $1.6 million for the three months ended June 30, 2002. This increase was primarily due to the amortization of other intangibles, which were purchased in connection with the acquisition of SPC in December 2002.

Interest Expense, Net (Including Related Party Interest). Net interest expense includes interest incurred related to our revolving facility, bank debt and subordinated notes. Net interest expense for the three months ended June 30, 2003 increased $0.2 million, or 2.1%, to $9.8 million from $9.6 million for the three months ended June 30, 2003. The increase in net interest expense was mainly attributable to the amendment to the term loan increasing amounts borrowed by $50.0 million related to the acquisition of SPC, reduced by lower rates on our variable-rate debt.

Foreign Exchange Gains, Net. Net foreign exchange gain is attributable to the ineffective, or time value portion of financial derivatives designated as hedges, and to financial derivatives not designated as hedges. For the three-months ended June 30, 2003, the net foreign exchange gain increased $0.6 million, or 10.7%, to $6.2 million from $5.6 million for the comparable period in 2002. This increase was primarily attributable to unrealized gains recognized during the quarter related to the ineffective, or time value, portion of our financial derivatives designated as hedges resulting from increased notional amounts of derivatives designated as hedges, as compared to the comparable period in 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues. Revenues for the six months ended June 30, 2003 increased $49.7 million, or 27.9%, to $228.1 million from $178.4 million for the six months ended June 30, 2002. Other seafood product revenues for the six months ended June 30, 2003 increased $61.1 million to $67.0 million from $5.9 million for the six months ended June 30, 2002, primarily due to the inclusion of catfish sales to our revenues for the current year as a result of the December 2002 acquisition of SPC. Ocean harvested whitefish product revenues for the six months ended June 30, 2003 decreased $11.4 million to $161.1 million from $172.5 million for the six months ended June 30, 2002, primarily due to lower sales of surimi.

Cost of Sales. Cost of sales includes operating costs such as crew and factory personnel compensation, fish purchases, vessel fuel, raw material purchases, packaging, insurance and other operating related expenses and depreciation applicable to assets used in operations. Cost of sales for the six months ended June 30, 2003 increased $39.6 million, or 39.2%, to $140.7 million from $101.1 million for the six months ended June 30, 2002. Other seafood product cost of sales for the six months ended June 30, 2003 increased $50.2 million to $55.8 million from $5.6 million for the six months ended June 30, 2002, primarily due to the inclusion of cost of sales for the catfish operations in the current year. Ocean harvested whitefish product cost of sales for the six months ended June 30, 2003 decreased $10.6 million to $84.9 million from $95.5 million for the six months ended June 30, 2002, primarily due to the lower sales of these products in the current period and a larger proportion of these sales being attributable to roe when compared to the same period in the prior year. Gross profit for the six months ended June 30, 2003 increased $10.1 million, or 13.1%, to $87.4 million from $77.3 million for the six months ended June 30, 2002. Gross margins as a percent of sales for the six months ended June 30, 2003 decreased to 38.3% from 43.3% for the six months ended June 30, 2002, primarily due to a higher proportion of lower margin other seafood product sales for the current period as compared to the same period in the prior year. Other seafood product gross margins for the six months ended June 30, 2003 increased to 16.7% from 5.1% for the six months ended June 30, 2002, primarily due to the inclusion of catfish sales and the growth in scallop offloading and fresh sales product mix. Ocean harvested whitefish gross margins increased to 47.3% from 44.6% primarily due to a lower proportion of higher margin surimi sales to total sales as compared to the same period in the prior year.

Selling, General and Administrative Expenses. Selling costs include product freight, storage and marketing costs. General and administrative expenses include our employee compensation and benefits, equity-based compensation, rent expense, professional fees, association dues and other expenses, such as business development, office equipment and supplies. For the six months ended June 30, 2003, selling, general and administrative expenses decreased $7.2 million, or 18.2%, to $32.3 million from $39.5 million for the six months ended June 30, 2002. This decrease was primarily due to a decrease in equity-based compensation partially offset by an increase in other seafood products selling, general and administrative expenses. Other seafood products selling, general and administrative costs increased by $9.3 million to $10.1 million for the six months ended June 30, 2003 from $0.8 million for the three months ended June 30, 2002 as a result of the inclusion of catfish sales to our results of operations in the current year. Ocean harvested whitefish selling, general and administrative costs decreased by $16.5 million to $22.2 million from $38.7 million for the six months ended June 30, 2002. This decrease was principally due to higher non-cash equity based compensation charges in the prior year related to the April 2002 recapitalization. Selling, general and administrative costs, excluding equity-based compensation, as a percent of sales for the six months ended June 30, 2003 decreased to 13.8% from 14.0% for the six months ended June 30, 2002.

Amortization of Cooperative Rights and Intangibles, and Depreciation of Other Assets. Amortization includes the amortization related to cooperative rights and other intangibles. Amortization and depreciation of other assets for the six months ended June 30, 2003 increased $0.7 million, or 21.2%, to $4.0 million from $3.3 million for the six months ended June 30, 2002. This increase was primarily due to the amortization of other intangibles, which were purchased in connection with the acquisition of SPC in December 2002 and an increase in the value of the fishing rights due to the early retirement fee.

Interest Expense, Net (Including Related Party Interest). Net interest expense includes interest incurred related to our revolving facility, bank debt and subordinated notes. Net interest expense for the six months ended June 30, 2003 increased $2.5 million, or 14.9%, to $19.3 million from $16.8 million for the six months ended June 30, 2003. The increase in net interest expense was mainly attributable to the amendment to the term loan increasing amounts borrowed by $50.0 million related to the acquisition of SPC.

Foreign Exchange Gains, Net. Net foreign exchange gain is attributable to the ineffective, or time value portion of financial derivatives designated as hedges, and to financial derivatives not designated as hedges. For the six months ended June 30, 2003, the net foreign exchange gain increased $1.7 million, or 25.8%, to $8.3 million from $6.6 million for the comparable period in 2002. This increase was primarily attributable to unrealized gains recognized during the period related to the ineffective, or time value, portion of our financial derivatives designated as hedges resulting from increased notional amounts of derivatives designated as hedges, as compared to the comparable period in 2002.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital, consisting primarily of receivables, inventories, pre-paid expenses, payables and accrued expenses; capital expenditures; and debt service. We fund our liquidity needs primarily with cash generated from operations and, to the extent necessary, through borrowings under our credit facility. As of June 30, 2003, we had $18.0 million outstanding under our existing revolving credit facility, which is included in our financial statements as part of our long-term debt.

Our short-term and long-term liquidity needs arise primarily from: interest expense, which is expected to be between $30.0 million and $45.0 million in 2003; scheduled principal repayments on debt, which are expected to be approximately $14.3 million in 2003, $15.9 million in 2004, $17.9 million in 2005, $20.9 million in 2006, $23.9 million in 2007 and $409.1 million thereafter; capital expenditures, which are expected to be between $10 million and $14 million in both 2003 and 2004; potential acquisitions; and working capital requirements as may be needed to support business growth.

We are considering a refinancing and restructuring transaction that, if consummated, would include refinancing some or all of our funded indebtedness. On May 22, 2003, American Seafoods Corporation (“ASC”), a Delaware corporation and an affiliate of the Company, filed a Registration Statement on Form S-1 with the Securities and Exchange Commission relating to the proposed initial public offering of $450 million of income deposit securities (“IDSs”) representing shares of ASC’s common stock and notes. The Company intends to use a portion of the net proceeds from the proposed IDSs offering to acquire equity interests in and subordinated notes of American Seafoods Holdings, L.P. (the successor to American Seafoods Holdings LLC), the Company’s parent. ASC, in addition to the Company as one of several co-registrants, filed Amendment No. 1 to the Registration Statement on Form S-1 on July 9, 2003 and increased the size of the proposed offering to approximately $635 million. There can be no assurance that the proposed IDSs offering will be completed.

Cash flow from operating activities was $65.0 million and $39.8 million for the six months ended June 30, 2002 and 2003, respectively. The decrease in cash provided by operating activities from the 2002 period to the 2003 period was primarily due to the additional inventory on hand related to the close of the A season combined with additional prepaid activity in preparation for the upcoming fishing season and an increase in annual insurance premiums.

Cash used in investing activities was $4.5 million and $7.6 million for the six months ended June 30, 2002 and 2003, respectively. Investing activities during the six months ended June 30, 2002 and 2003 consisted principally of capital expenditures.

Cash used in financing activities was $59.8 million and $32.8 million for the six months ended June 30, 2002 and 2003, respectively. During the six months ended June 30, 2002 and 2003, our financing activities were primarily comprised of borrowings and repayments of long-term and revolving debt.

We had $2.9 million of cash and cash equivalents at June 30, 2003. We believe that this cash, the cash we expect to generate from operations, and borrowing capabilities under our senior credit facility will be sufficient to meet our liquidity requirements in the foreseeable future.

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

We estimate that we will have capital expenditure requirements in the range of approximately $9.0 million to $12.0 million per year for the next five years. This level of anticipated capital expenditures is primarily due to our capital expenditure cycle where our initial investment in vessel and plant was significant and is expected to be followed by additional expenditures made for equipment upgrades . For the six months ended June 30, 2002 and 2003, we incurred capital expenditures of $4.7 million and $6.5 million, respectively. This increase is primarily attributable to the addition of SPC and the timing of vessel equipment upgrades.

In addition to capital expenditures, we spent $5.4 million and $5.3 million on vessel maintenance, which was expensed during the six months ended June 30, 2002 and 2003, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Pricing

The sale of pollock roe is our highest margin business. The price of pollock roe is heavily influenced by the size and condition of roe skeins, color and freshness and the maturity of the fish caught. In addition, pollock roe prices are influenced by anticipated Russian and U.S. production and Japanese inventory carryover, as pollock roe is consumed almost exclusively in Japan. A decline in the quality of the pollock roe that we harvest or fluctuations in supply could cause a decline in the market price of pollock roe, which would reduce our margins and revenues. Average roe prices per kilogram were 2,856 yen, 2,247 yen and 1,906 yen for the years ended 2000, 2001 and 2002, respectively.

Foreign Currency, Interest Rate and Commodity Hedging

We are exposed to cash flow and earnings market risk from certain changes in the yen foreign currency exchange rate, interest rates and diesel fuel prices. To mitigate the risk related to these factors, we utilize forward currency contracts and other derivative commodity instruments, principally futures contracts. As of June 30, 2003, we had open foreign exchange contracts maturing through December 29, 2006 with total notional amounts of $746 million, including $309 million subject to extension agreements.

Prior to the acquisition of our business by Centre Partners in January 28, 2000, Aker RGI ASA, or Aker, the parent of Norway Seafoods, had entered into a currency forward transaction with Sparebanken NOR and a forward transaction with Den norske Bank ASA. On January 28, 2000, in connection with the acquisition of our business, Aker entered into an agreement with us whereby Aker is obligated to pay us all amounts less a nominal fee that Aker receives from Sparebanken NOR or Den norske Bank ASA, and we are obligated to pay Aker all amounts that Aker must pay to Sparebanken NOR or Den norske Bank ASA. Aker also had, as of June 30, 2003, exercisable foreign currency options with Sparebanken NOR with total notional amounts of $55.0 million relating to the period October 31, 2003 through July 28, 2005. Pursuant to the January 28, 2000 agreement, Aker is obligated to pay us all amounts less a nominal fee that Aker receives from Sparebanken NOR and we are obligated to pay Aker all amounts that Aker must pay to Sparebanken NOR. These options will become forward foreign currency exchange contracts at our election.

In connection with our foreign exchange contracts, we also have extension agreements to enter into foreign exchange contracts. Two of the extension agreements expire between March 2004 and December 2005, and March 2006 and December 2007. These extension agreements would become binding and effective only if the spot rate falls to a rate below a pre-specified level (the trigger) on or before December 2003 or December 2005, respectively. If the spot rate does not reach the trigger on or before December 2003 or December 2005, then neither we nor the counterparty shall have any right or obligation with respect to any of these extension agreements. The trigger for each of these two extension agreements is 99.0 JPY per USD and the notional amounts of these extension agreements are $100.0 million. We also have another extension agreement that has similar terms to the ones described and expires between October 2003 and August 2005. The trigger is 94.0 JPY per USD and the notional amounts are $70.0 million with a trigger date of July 28, 2003. These extensions were not triggered as of this date. The Company also has two additional extension agreements that have similar terms to the ones described above. These extension agreements expire between September 2006 and March 2008 and February 2007 and March 2007, respectively. The trigger is 99.0 JPY per USD and 110.0 JPY per USD, respectively, and the notional amounts are $100.0 million and $39.0 million, respectively. The trigger dates are March 30, 2006 and March 29, 2004, respectively.

At December 31, 2002, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts, which were staggered over a rolling 36-month timeframe, to changes in exchange rates. A hypothetical adverse yen exchange rate movement of 1% against our forward foreign exchange contracts would have resulted in a potential loss in fair value of these contracts of approximately $2.7 million. All such losses on these forward foreign exchange contracts would be substantially offset by gains on the underlying Japanese yen sales that we have hedged. Since December 31, 2002, we have entered into foreign exchange contracts which have increased the notional amounts of these contracts from $435 million at December 31, 2002 to $746 million at June 30, 2003, and the potential loss in fair value of these contracts increased to approximately $4.3 million, corresponding to the 1% hypothetical change. All such losses on these forward foreign exchange contracts would have been substantially offset by gains on the related underlying Japanese yen sales transactions that we have hedged.

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

Interest Rates

Our senior credit facility requires us to hedge the variable interest rate on a portion of the outstanding senior debt to convert such debt to fixed-rate debt. We are required to enter into hedging transactions such that no less than 50% of the aggregate principal amount of the term loans and the senior subordinated notes is effectively fixed rate debt until June 25, 2005.

We use various derivative financial instruments to manage our exposure to fluctuations in interest rates. We have interest rate caps with an aggregate notional amount of $93.5 million. The cap rate is 5.0% and the variable rate is the U.S. dollar three month LIBOR. The fair value of these instruments was, in the aggregate not material at June 30, 2003. The objective of these agreements is to hedge the variability of future cash flows associated with changes in variable interest rates.

In addition to the interest hedges applicable to our senior debt, interest on the existing senior subordinated notes has a fixed rate. Approximately 52% of our total debt effectively has a fixed interest rate or is hedged by interest rate caps as of June 30, 2003. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.

Item 4.	Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

On January 8, 2002, the District Court ruled in favor of the plaintiffs on one of their four specific claims after finding they had proved that we diluted each individual’s crew share by dividing each individual share by a number that was larger than the number of shares assigned to the whole crew, thereby depriving the crew members of their full wages. The court awarded damages in the aggregate amount of $1,607,254 and attorneys’ fees and expenses in an aggregate amount to be determined. We have accrued for the amount we estimate that we may have to pay relating to this matter in 2001. The plaintiffs requested attorneys’ fees of approximately $600,000 (on April 29, 2002, the court awarded $383,234 in attorneys’ fees and expenses, and an additional $103,588 to be paid out of the plaintiffs’ award at no additional cost to us). The court further found that our underpayment of crew shares was not willful. The plaintiffs filed a Notice of Appeal in connection with one of the three claims that the court rejected. The appealed claim alleges that the crew contracts did not comply with the provisions of the applicable statutes, which govern the form, and content of crewmember contracts. We filed a separate Notice of Appeal with respect both to the grant of attorneys’ fees and the award of damages against us. On July 9, 2003, the Court of Appeals reversed the award of attorneys’ fees and costs and affirmed the District Court’s decision in all other respects.

Subsequent Crew Member Lawsuits. On October 19, 2001, a complaint was filed in the United States District Court for the Western District of Washington and the Superior Court of Washington for King County. An amended complaint was filed in both courts on January 15, 2002. The amended complaint was filed against us by a former vessel crewmember on behalf of himself and a class of over 500 seamen, although neither the United States District Court nor the Superior Court have certified this action as a class action. On June 13, 2002, the plaintiffs voluntarily dismissed the complaint filed in the Superior Court. The complaint filed alleges that we breached our contract with the plaintiff by underestimating the value of the catch in computing the plaintiff’s wages. The plaintiff demanded an accounting of his crew shares pursuant to federal statutory law. In addition, the plaintiff requested relief under a Washington statute that would render us liable for twice the amount of wages withheld, as well as judgment against us for compensatory and exemplary damages, plus interest, attorneys’ fees and costs, among other things. The plaintiff also alleged that we fraudulently concealed the underestimation of product values, thereby preventing the discovery of the plaintiff’s cause of action. The conduct alleged took place prior to January 28, 2000, the date our business was acquired by Centre Partners and others through ASLP. This litigation is in a preliminary stage and its ultimate outcome is uncertain. We have denied the allegations made and intend to vigorously defend the claims. We cannot assure you that the plaintiff will not prevail or that we will not be required to pay significant damages to resolve this litigation, which could have a material adverse effect on our business, results of operations or financial condition.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit 31.1—Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2—Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1—Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2—Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

American Seafoods Group LLC filed a report on Form 8-K on May 29, 2003 under Items 7 and 9 announcing the filing of a Registration Statement on Form S-1 for a proposed initial public offering.

American Seafoods Group LLC filed a report on Form 8-K on August 6, 2003 under Item 12 announcing its earnings release for the second quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SEAFOODS GROUP LLC

Date: August 13, 2003	By:	/s BRAD BODENMAN
Brad Bodenman Chief Financial Officer Authorized Officer