Form 10-Q
period 2003-09-30
AMERICAN SEAFOODS GROUP LLC
filed 2003-10-31
CIK 1174874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2002	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$3,411	$1,901
Trade accounts receivable, net of allowance of $452 and $448	25,468	39,945
Receivables from related parties	78	129
Inventories	24,334	66,698
Prepaid expenses	9,755	14,480
Unrealized gains on derivatives	10,262	3,081
Other	1,798	6,000

Total current assets	75,106	132,234

Property, vessels, and equipment, net	242,588	222,664
Other assets:
Noncurrent receivables from related parties	10,204	9,367
Unrealized gains on derivatives	8,459	2,447
Cooperative rights, net of accumulated amortization of $53,751 and $56,618	84,414	81,547
Goodwill	40,692	40,692
Other intangibles, net of accumulated amortization of $3,137 and $4,097	8,802	8,858
Deferred financing costs, net of accumulated amortization of $3,390 and $7,330	32,659	29,160
Other	6,284	12,138

Total other assets	191,514	184,209

Total assets	$509,208	$539,107

LIABILITIES AND MEMBERS’ DEFICIT

Current liabilities:
Current portion of long-term debt	$16,173	$15,271
Accounts payable and accrued expenses	29,959	50,445
Payables to related parties	1,414	1,816
Unrealized losses on derivatives	—	2,724

Total current liabilities	47,546	70,256

Long-term liabilities:
Long-term debt, net of current portion	521,893	515,000
Accrued long-term liabilities to related parties	12,334	16,024
Fishing rights obligation, net of current portion	4,760	—
Unrealized losses on derivatives	4,187	24,700

Total long-term liabilities	543,174	555,724

Total liabilities	590,720	625,980

Members’ deficit:
Members’ deficit	(75,188)	(47,660)
Accumulated other comprehensive loss	(6,324)	(39,213)

Total members’ deficit	(81,512)	(86,873)

Total liabilities and members’ deficit	$509,208	$539,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Seafood sales	$72,732	$85,089	$250,222	$311,870
Revenues—related parties	139	74	376	347
Other	(19)	884	637	1,892

Total revenue	72,852	86,047	251,235	314,109
Cost of sales, including depreciation of $4,859, $5,467, $20,171 and $20,001	34,138	51,400	125,340	186,524
Cost of sales—related parties	8,205	6,982	18,111	12,606

Gross profit	30,509	27,665	107,784	114,979
Selling, general and administrative expenses, excluding equity-based compensation	13,317	13,103	38,015	44,438
Selling, general and administrative expenses—related parties	110	165	412	336
Equity-based compensation	5,369	2,879	19,891	3,690
Amortization of cooperative rights and intangibles, and depreciation of other assets	1,648	2,096	4,986	6,090

Operating profit	10,065	9,422	44,480	60,425
Other income (expense):
Interest expense, net of interest income of $118, $86, $125 and $245	(10,270)	(9,978)	(22,963)	(29,230)
Related party interest expense	(630)	—	(4,786)	—
Foreign exchange gains (losses), net	9,377	(7,383)	15,948	926
Loss from debt repayment and related write-offs	—	—	(15,711)	—
Other	(396)	33	(788)	53

Total other expense	(1,919)	(17,328)	(28,300)	(28,251)
Income (loss) before income taxes	8,146	(7,906)	16,180	32,174
Income tax provision	7	7	48	25

Income (loss) from continuing operations	8,139	(7,913)	16,132	32,149

Discontinued operations	—	—	(445)	—

Net income (loss)	$8,139	$(7,913)	$15,687	$32,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2002	2003
Cash flows from operating activities:
Net income	$15,687	$32,149
Adjustments to reconcile net income to net cash flows from operating activities
Loss from discontinued operations	445	—
Depreciation and amortization	25,157	26,091
Unrealized (gains) losses on derivatives, net	(11,443)	3,543
Amortization of deferred financing costs	2,736	3,940
Amortization of debt discounts	485	—
Loss from debt repayment and related write-offs	15,711	—
Equity-based compensation	19,891	3,690
Loss on sale of fixed assets	—	50
Other	(70)	—
Change in operating assets and liabilities net of distribution of Pacific Longline Company LLC in 2002:
Trade accounts receivable, net	(1,987)	(14,477)
Net receivables and payables from related parties	(12,663)	1,188
Inventories, net of depreciation component	(16,654)	(35,979)
Prepaid expenses and other current assets	1,804	(8,927)
Other assets, net	(669)	(550)
Accounts payable and accrued expenses	26,100	20,484

Net cash flows from operating activities	64,530	31,202
Cash flows used in investing activities:
Purchases of property, vessels and equipment	(5,184)	(8,608)
Loans to related party	(5,671)	—
Purchase of fishing rights	—	(1,016)
Other	(90)	(44)

Net cash flows from investing activities	(10,945)	(9,668)
Cash flows used in financing activities:
Borrowings on long-term debt	495,000	—
Principal payments on long-term debt	(318,630)	(44,242)
Net borrowings on revolving debt	3,500	36,999
Payments on obligations to related party	—	(5,190)
Financing fees and costs	(34,856)	(441)
Costs related to recapitalization transaction	—	(5,549)
Distributions to parent related to recapitalization	(187,279)	—
Other distributions to parent	(13,071)	(4,621)

Net cash flows from financing activities	(55,336)	(23,044)
Net cash flows from discontinued operations	(146)	—

Net decrease in cash and cash equivalents	(1,897)	(1,510)
Cash and cash equivalents at beginning of period	2,273	3,411

Cash and cash equivalents at end of period	$376	$1,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

ASG owned a controlling and majority interest in Pacific Longline Company LLC (PLC) until April 18, 2002 when it was distributed to American Seafoods Holdings LLC (Holdings), the parent of ASG. The condensed consolidated financial statements as of September 30, 2002 and for the nine months then ended have been presented to reflect PLC as a discontinued operation.

The results of operations for the three and nine months ended September 30, 2002 and 2003 are not necessarily indicative of the results of operations expected for the complete fiscal year or any other period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

Significant estimates impacting the financial statements include the amortization life of cooperative rights, the effectiveness of hedges against risks of foreign currency, interest and fuel price changes, and equity-based and incentive compensation.

Certain reclassifications of prior year’s balances and amounts have been made for consistent presentation with the current period.

The Company has elected to continue to apply the intrinsic-value-based method of accounting for equity-based compensation awards to employees and has adopted only the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123 as amended by SFAS No. 148. The following table illustrates the effect on net income (loss) as if the fair-value-based method had been applied to all awards in each period. Equity based compensation has no tax effect to the Company.

Dollar Amounts in thousands	Three Months Ended September 30, 2002	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003
Net income (loss), as reported	$8,139	$(7,913)	$15,687	$32,149
Add equity-based employee compensation expense included in reported net income	5,369	2,879	19,891	3,690
Deduct total equity-based employee compensation expense determined under fair-value-based method for all awards	(3,796)	(78)	(5,305)	(290)

Pro forma net income	$9,712	$(5,112)	$30,273	$35,549

Note 2.	Inventories

Inventories at December 31, 2002 and September 30, 2003 consisted of the following (in thousands):

	December 31, 2002	September 30, 2003
Fish blocks and surimi	$14,457	$54,471
Finished seafood products	9,374	11,583
Breading, batter and packaging	503	644

	$24,334	$66,698

Note 3.	Prepaid Expenses

Prepaid expenses at December 31, 2002 and September 30, 2003 consist of the following (in thousands):

	December 31, 2002	September 30, 2003
Additives and packaging	$4,440	$3,425
Prepaid product freight	1,186	4,204
Fuel	798	1,337
Prepaid insurance	1,410	2,038
Fishing gear supplies	364	255
Deposits	226	151
Dues and CDQ purchases	—	1,278
Other	1,331	1,792

	$9,755	$14,480

Note 4.	Goodwill and Intangible Assets

On January 29, 2003, the Company settled substantially all its obligations under the Rebecca Ann Fisheries, Inc. (RAFI) agreement for $5.9 million, which approximated the carrying amount of the related obligation at the time of the transaction. On April 1, 2003, the Company exercised its option to purchase outright the related fishing rights for $1.0 million.

On December 16, 2002, the Company purchased substantially all of the assets of Southern Pride Catfish Company (SPC). The allocation of the purchase price included approximately $4.9 million in intangible assets. These acquired intangible assets consist principally of a trade name and customer-based intangibles, each of which has an estimated amortizable life of ten years.

Amortization of the Company’s intangible assets totaled approximately $1.3 million and $3.8 million for the three and nine months ended September 30, 2003, respectively. Amortization of the intangible assets is expected to be $5.2 million for each of the next four years and $5.1 million for year five, respectively.

As of September 30, 2003, the allocation of goodwill between ocean harvested whitefish and other seafood products was approximately $33.5 million and $7.2 million, respectively.

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

As of September 30, 2003, the Company had open foreign exchange contracts which are formally designated as cash flow hedges, maturing through September 28, 2007 with total notional amounts of $699.3 million, including $239.0 million subject to extension agreements.

        Three of the extension agreements expire between March 2004 and December 2005, March 2006 and December 2007, and September 2006 and March 2008 and would become binding and effective only if the spot rate falls to a rate below a pre-specified level (the trigger) on or before December 2003, December 2005, or March 2006, respectively. If the spot rate does not reach the trigger by December 2003, December 2005, or March 2006, then neither the Company nor the counterparty shall have any right or obligation with respect to any of these extension agreements. The trigger for each of these three extension agreements is 99.0 JPY per USD and the notional amounts of these extension agreements are $200.0 million. The Company also has another extension agreement that has similar terms to the ones described above that expires between January 2007 and March 2007. The trigger is 110.0 JPY per USD and the notional amounts are $39.0 million with a trigger end date of March 29, 2004. These 110.0 JPY per USD extensions were triggered on October 7, 2003.

The net unrealized gain recognized in earnings on foreign exchange contracts designated as cash flow hedges represents the amount of the change in fair value of these contracts arising from hedge ineffectiveness. Hedge ineffectiveness includes the change in the time value component of the contractual currency exchanges. The net unrealized gains (losses) recognized in earnings for the three months ended September 30, 2002 and 2003 were approximately $9.4 million and ($7.7) million, respectively, and for the nine months ended September 30, 2002 and 2003 were approximately $15.9 million and $0.1 million, respectively. These amounts are included in the Company’s statements of operations as a component of foreign exchange gains (losses), net. Realized gains (losses) for the three months ended September 30, 2002 and 2003 were approximately ($0.2) million and ($0.3) million, respectively, and for the nine months ended September 30, 2002 and 2003 were approximately ($0.3) million and $2.9 million, respectively, related to settled contracts. During the three months ended September 30, 2002 and 2003 net foreign currency transaction gains (losses) included as a component of foreign exchange gains were approximately $(0.1) million and $0.6 million, respectively, and for the nine months ended September 30, 2002 and 2003 were approximately $0.3 million and ($2.0) million, respectively.

The unrealized gains and losses resulting from the change in spot rates, or the effective portion, are recognized in accumulated other comprehensive income (loss). These gains and losses are recognized in revenues when the forecasted sales occur. The estimated net amount of existing gains (losses) as of September 30, 2003 that are expected to be reclassified into earnings within the next 12 months is approximately ($12.3) million. Gains (losses) reclassified into revenues for the three months ended September 30, 2002 and 2003 were approximately $1.4 million and $(0.6) million, respectively, and for the nine months ended September 30, 2002 and 2003 were approximately $13.6 million and $2.0 million, respectively.

The Company has options, which can be exercised at the Company’s election and are formally designated as cash flow hedges, to enter into foreign exchange contracts with a notional amount of $48.1 million and an exchange rate of 94.0 JPY per USD. The options, if exercised, provide that the Company receives USD in exchange for JPY. The exercise dates are between January 2004 and July 2005. At September 30, 2003, an unrealized gain of approximately $1.4 million resulting from the change in spot rate, or the effective portion, was included in other accumulated comprehensive income (loss).

The Company also had the following derivative instruments at September 30, 2003, which are formally designated as cash flow hedges:

•	Interest rate caps with notional amounts of $21.0 million and $72.5 million maturing in March 2005 and June 2005, respectively. The cap rate is 5.0% for each cap and the variable rate is the U.S. dollar three-month LIBOR rate. The fair value of these instruments at September 30, 2003 was not material.

•	Fuel hedges whereby the Company pays a fixed price per gallon and receives a floating price per gallon with the payments being calculated on the remaining notional amount of 9.1 million gallons over the term of the contracts through November 30, 2004. The objective of the swap agreements is to hedge the variability of future fuel prices. These instruments are considered to be substantially fully effective and therefore, substantially all unrealized gains and losses are recognized as a component of other accumulated comprehensive income. Unrealized gains and losses relating to the ineffective portion of the hedge were not material. The fair value of these instruments was an unrealized gain of $0.6 million at September 30, 2003.

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

The Company is party to fixed obligation agreements with Community Development Quota (CDQ) groups that provide the Company with an exclusive license to harvest and process all or part of the CDQ groups’ portion of the total allowable catch of pollock allocated to them under the Alaska Community Development Quota program. Under these agreements, the Company is obligated to make minimum purchases over the next one to three years, which will be based on the total allowable catch for each year. Based on the 2003 total allowable catch, minimum purchases would total approximately $44.6 million, of which $22.4 million and $22.2 million are committed in 2003 and 2004 through 2005, respectively. The Company purchased $4.6 million and $10.1 million of CDQ for the three and nine months ended September 30, 2002, respectively, and $9.2 million and $16.4 million of CDQ for the three and nine months ended September 30, 2003, respectively.

The Company is obligated to purchase up to 5 million pounds of catfish per year from SPC’s previous owner at a price that is based on a market index. The term of this obligation is ten years. The Company purchased 1.3 million and 2.3 million pounds of catfish for $0.8 million and $1.4 million from the previous owner for the three and nine months ended September 30, 2003, respectively.

The Company is a party to several lawsuits involving employment matters. On July 9, 2003, the Court of Appeals reversed the award of attorneys’ fees and costs and affirmed the District Court’s decision in all other respects on one of these suits. On October 7, 2003, the Company paid approximately $1.7 million as full and final satisfaction of the settlement. There was no significant charge or credit to the Company’s results of operations due to the settlement of this suit as the Company had previously accrued fully for the settlement amount.

On October 19, 2001, a complaint was filed in the United States District Court for the Western District of Washington and the Superior Court of Washington for King County. An amended complaint was filed in both courts on January 15, 2002. The amended complaint was filed against the Company by a former vessel crewmember on behalf of himself and a class of over 500 seamen, although neither the United States District Court nor the Superior Court have certified this action as a class action. On June 13, 2002, the plaintiff voluntarily dismissed the complaint filed in the Superior Court of Washington. The complaint filed alleges that the Company breached its contract with the plaintiff by underestimating the value of the catch in computing the plaintiff’s wages. The plaintiff demanded an accounting of his crew shares pursuant to federal statutory law. In addition, the plaintiff requested relief under a Washington statute that would render the Company liable for twice the amount of wages withheld, as well as judgment against the Company for compensatory and exemplary damages, plus interest, attorneys’ fees and costs, among other things. The plaintiff also alleged that the Company fraudulently concealed the underestimation of product values, thereby preventing the discovery of the plaintiff’s cause of action. The conduct allegedly took place prior to January 28, 2000, the date the Company was acquired by Centre Partners and others through American Seafoods, L.P. (ASLP). On September 25, 2003, the court entered an order granting the Company’s motion for summary judgment and dismissing the entirety of plaintiff’s claims with prejudice and with costs. The plaintiff has filed a motion for reconsideration of this order which motion is currently pending with the court. The Company has not recorded a liability related to this matter as of September 30, 2003 as the outcome is uncertain and the amount of loss, if any, is not estimable.

Other lawsuits relate principally to employment matters and are not expected to be material to the Company’s consolidated financial statements taken as a whole.

Note 7.	Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as a component comprised of certain gains and losses that under generally accepted accounting principles are reflected in members’ deficit but are excluded from the determination of net income. The Company has segregated the total accumulated other comprehensive gain or loss (specifically, accumulated unrealized gains and losses on derivative instruments designated as hedges and foreign currency translation adjustments) from the other components of members’ deficit in the accompanying unaudited condensed consolidated balance sheets.

Comprehensive income for the three and nine months ended September 30, 2002 and 2003 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003
Net income (loss)	$8,139	$(7,913)	$15,687	$32,149
Unrealized gains (losses) on derivative instruments designated as hedges, net	3,477	(39,386)	(27,840)	(32,898)
Translation adjustment	1	13	21	9

Comprehensive income (loss)	$11,617	$(47,286)	$(12,132)	$(740)

Note 8.	Discontinued Operations

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

        On April 18, 2002, the Company entered into a credit agreement (the Credit Agreement) with a syndicate group of banks (Bank). The Credit Agreement provides for a revolving loan commitment of $75.0 million with a subfacility for letters of credit of up to $30.0 million. There was a total of $39.0 million outstanding on the revolving credit facility at September 30, 2003. The interest on the revolver may be determined on a rate, which is calculated using LIBOR (eurodollar rate) or the higher of the Bank prime rate and the federal funds effective rate plus .50% per annum (base rate) basis at the Company’s option, plus a margin determined by results of financial covenant ratios. The margins range from 2.25% to 3.00% for Eurodollar loans and 1.25% to 2.00% for base rate loans. The Credit Agreement also provides for a commitment fee of 0.5% to 0.375% of the unused portion of the revolving commitment, depending on the results of financial covenant ratios. At September 30, 2003, the effective interest rate on funds borrowed under the line of credit was 4.55%. The revolving loan terminates on September 30, 2007.

The Credit Agreement also provides for a long-term facility, which includes a $90.0 million term loan (Term A). Term A is payable in quarterly principal installments of $2.9 million from September 2003 through March 2004, $3.5 million from June 2004 to March 2005, $3.9 million from June 2005 through March 2006, $4.8 million from June 2006 through March 2007 and $5.3 million from June 2007 through the final payment on September 30, 2007. Interest may be determined on a Eurodollar rate or the base rate basis at the Company’s option, plus a margin determined by results of financial covenant ratios. The margins range from 2.25% to 3.00% for Eurodollar loans and 1.25% to 2.00% for base rate loans. At September 30, 2003, the interest rate was 4.12% and the amount outstanding was $65.4 million.

The long-term facility also includes a $230.0 million term loan (Term B) which was amended on December 16, 2002 to increase the principal amount by $50 million. The Company used the borrowings of $50 million in additional Term B loans to make certain payments related to the acquisition of the assets of SPC, pay related fees and expenses, and for general corporate purposes. The SPC assets that the Company acquired are included in the security for the Company’s indebtedness under the senior credit facility. The facility is payable in quarterly principal installments of $0.6 million from September 2003 through September 2007, $6.6 million from December 2007 through March 2008, $8.0 million from June 2008 through December 2008 and a final payment of $203.4 million at maturity on March 31, 2009. Interest may be determined on a Eurodollar rate or the base rate basis at the Company’s option, plus a margin of 3.25% for Eurodollar loans or 2.25% for base rate loans. At September 30, 2003, the interest rate was 4.37% and the amount outstanding was $250.9 million.

The Credit Agreement is secured by substantially all assets of the Company, including intangible assets. The senior credit facility requires the Company to meet certain financial tests, including without limitation, a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. In addition, the senior credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, liens and encumbrances, changes in the nature of the business, investments, dividends and other restricted payments, prepayments of certain indebtedness (including the notes), certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. At September 30, 2003, the Company held approximately twice the amount of inventory volume for ocean harvested whitefish product as compared to prior year period as a result of increased production combined with slower sales. These factors caused an increase in drawings on the revolving credit facility, which in turn increased the Company’s leverage. During the third quarter of 2003, an adjustment was made to reverse the management bonus accrued through June 30, 2003 of approximately $1.2 million in accordance with certain employment agreements and the Company’s general bonus policy, which requires that performance bonuses are not payable for any year in which there is or would be a covenant violation. If not for this adjustment, the Company’s leverage as of September 30, 2003 would have exceeded the level required to remain in compliance with the leverage ratio as permitted under the credit agreement. The leverage ratio is calculated for purposes of the credit agreement based on the ratio of adjusted EBITDA, as defined in the credit agreement and further adjusted for the SPC acquisition and other adjustments agreed to between the Company and the administrative agent, and the Company’s debt. After taking into account the aforementioned adjustments, the Company was in compliance with its financial covenants at September 30, 2003.

Additionally, the Company issued and sold $175.0 million of senior subordinated notes on April 18, 2002. These notes mature in 2010 and the interest rate is fixed at 10 1/8%. On September 15, 2003, the Company commenced a tender offer to purchase these notes and a related consent solicitation to amendments to the indenture governing these notes to eliminate substantially all of the restrictive covenants, certain repurchase rights and certain events of default and related provisions contained in such indenture. As of September 26, 2003, the Company has received the requisite consents to the proposed amendments to the indenture governing the notes. Consequently, the proposed amendments were incorporated in the Third Supplemental Indenture, which was executed on September 26, 2003. The proposed amendments to the indenture will not become operative until the notes are accepted for purchase by the Company. As of October 31, 2003, all of these notes had been validly and irrevocably tendered. The tender offer will expire on November 7, 2003, unless the Company extends it.

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

The allocation of purchase price was approximately $11.7 million to current assets, $24.7 million to property and equipment, $4.9 million to intangible assets and the residual to goodwill. Acquired intangible assets consist principally of a trade name and customer-based intangibles, each of which has an estimated amortization life of ten years.

Note 11.	Segment Information

The Company is principally engaged in the harvesting, processing, marketing, selling and distribution of fish products. At September 30, 2003, the Company’s reportable segments are:

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

Segment information as of and for the three and nine month periods ended September 30, 2003 is as follows:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Total revenues:
Ocean harvested white fish	$51,750	$212,810
Other seafood products	34,297	101,299

Total	$86,047	$314,109
Income (loss) before income taxes:
Ocean harvested whitefish	$(6,792)	$34,708
Other seafood products	(1,114)	(2,534)

Total	(7,906)	32,174
Income tax provision	7	25

Net income (loss)	$(7,913)	$32,149

Total assets:
Ocean harvested whitefish		$488,130
Other seafood products		50,977

Total assets		$539,107

Note 12.	Pending Transaction

American Seafoods Corporation, an affiliate of the Company, is pursuing an offering of public equity and debt securities that, if completed, would result in the sale of a significant portion of the equity interests of American Seafoods Corporation to the public. As part of these contemplated transactions, all of the Company’s outstanding debt would be repaid, and new debt issued. The Company has incurred approximately $5.5 million of offering costs, which have been deferred and are included in other long term assets on the accompanying condensed consolidated balance sheet as of September 30, 2003. Management of the Company believes the offering is probable, however, there is no assurance that the offering will be completed.

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

At September 30, 2003, we held approximately twice the amount of inventory volume for ocean harvested whitefish product as compared to the prior year period as a result of increased production and lower sales. Our sales declined primarily due to lower pollock surimi prices, and decrease in the volume of surimi sold due to slower delivery timing. These factors caused an increase in drawings on the revolving credit facility, which in turn increased our leverage. As a result, during the third quarter of 2003, an adjustment was made to reverse the management bonus accrued through June 30, 2003 of approximately $1.2 million in accordance with certain employment agreements and with our general bonus policy, which prohibits the payment of performance bonuses for any year in which there is or would be a violation of a covenant of our credit agreement. But for this adjustment, our leverage as of September 30, 2003 would have exceeded the level required to remain in compliance with the leverage ratio as permitted by our credit agreement. In addition, during the third quarter of 2003, we temporarily shut down one of our catfish processing plants in Alabama for approximately three weeks in response to the higher prices catfish farmers were demanding. The plant has now resumed full operations.

In October 2003, we entered into an agreement with Bristol Bay Economic Development Corporation, or Bristol Bay, one of the six Alaska Community Development Groups that is allocated community development quota and from whom we have purchased quota in the past. Under this agreement, Bristol Bay has granted us an exclusive license to harvest all of the pollock total allowable catch allocated to it under the Alaska Community Development Quota program for the 2004 and 2005 pollock seasons. Bristol Bay’s pollock quota for the 2004 and 2005 pollock seasons will be 2.1% of the total allowable catch, which represents approximately 7% of our share of the total allowable catch in 2003. Our agreement with Bristol Bay is limited to a two-year period because the State of Alaska’s Community Development Quota program guidelines do not allow royalty agreements to extend beyond the term of the current Community Development Quota allocation cycle, which expires at the end of 2005.

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

We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Foreign exchange contracts. We record gains and losses on foreign currency transactions following Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Foreign exchange contracts are used to hedge the variability of future cash flows associated with Japanese yen denominated sales due to changes in foreign currency exchange rates. The effectiveness of the hedged transactions is measured by changes in spot rates and the gain or loss resulting from the change in time value is recognized currently in earnings. The unrealized gains and losses resulting from the change in spot rates, or the effective portion, are recorded in other comprehensive income. These gains and losses are recognized in revenues when the forecasted sales have occurred. Gains and losses resulting from the ineffective portion of the hedge, including the time value component of the contract, are recognized currently in earnings.

Our profitability depends in part on revenues received in Japanese yen as a result of sales in Japan. During 2002, our Japanese sales represented 39.6% of our total revenues. A decline in the value of the yen against the U.S. dollar would adversely affect our earnings from sales in Japan. Fluctuations in currency are beyond our control and are unpredictable. From January 1 through December 31, 2002, the value of the dollar decreased by 9.6% against the JPY, from 131.26 JPY per USD to 118.64 JPY per USD. Through the first nine months of 2003, the value of the dollar decreased by 7% against the JPY, from 118.64 JPY per USD to 110.34 JPY per USD. While we conduct hedging activities to mitigate the risk of currency fluctuations, these hedging activities may not be sufficient to provide complete protection against loss, and accordingly any such fluctuations could adversely affect our revenues.

Acquisition and pushdown accounting. On January 28, 2000, Centre Partners and others through American Seafoods, L.P. (ASLP) acquired our business in a transaction accounted for as a purchase. Accordingly, all of our assets and liabilities were recorded at their estimated fair market values as of the date of the acquisition. In December 2002, we acquired the assets of Southern Pride Catfish Company (SPC or Southern Pride). A portion of the net book value of our property and equipment represents amounts allocated to those assets as part of the allocation of the purchase price in the acquisition. The allocation of the purchase price in a business combination under the purchase method of accounting is subjective. Management is required to estimate the fair values of assets and liabilities as of the acquisition date. The excess purchase price over the fair value of the net assets acquired was recorded as goodwill. We review the carrying value of goodwill annually and when events and changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations.

The goodwill resulting from the purchase by ASLP as well as from our acquisition of the assets of Southern Pride have also been recorded in our financial statements. In addition, expenses incurred by our parent have been recorded in our financial statements to the extent that such expenses relate to or benefit our operations.

Cooperative rights. An identifiable intangible asset, cooperative rights, was recorded at its estimated fair value of $138.2 million in connection with the acquisition on January 28, 2000. This estimated fair value was determined using a discounted cash flow analysis by comparing the expected discounted cash flows under the cooperative system to the cash flows under the former Olympic style system, which meant that any vessel licensed to operate in the fishery harvested as much fish as possible until the fishery’s aggregate seasonal quota allocation had been reached.

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

Revenues and Expenses

Ocean Harvested Whitefish Revenues. Revenues in our ocean harvested whitefish segment are primarily driven by the following factors:

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

Harvest volumes. In addition to the portion of the directed pollock catch allocated to us under the Pollock Conservation Cooperative Agreement, we historically have purchased additional pollock quota from other industry participants up to the 17.5% limit of the directed pollock catch. We supplemented our harvest in 2001, 2002 and 2003 by purchasing 28.0%, 28.0% and 36.0%, respectively, of the community development quota from Alaska Community Development Groups, which does not count against the 17.5% limitation.

Recovery rates. Increases in flesh and roe recovery rates, which represent the percentage of finished product produced from a whole fish, result in higher finished product volumes. Flesh recovery rate means the percentage of the weight of at-sea processed products, other than fishmeal and roe, relative to the weight of fish harvested expressed as a percentage. Roe recovery rate means the percentage of the weight of at-sea processed roe, relative to the weight of fish harvested expressed as a percentage. We have been able to improve our average pollock flesh recovery rate from approximately 17% in 1997 to approximately 23.7% in 2002, which we believe is better than our competitors.

Market prices. Market prices are mainly a function of the aggregate supply of ocean harvested whitefish products produced in any given year, the anticipated inventory carryover for that year and change in demand. The supply is determined primarily by the U.S. and Russian pollock harvest levels.

Prices for surimi and roe products generally fluctuate year to year and do not necessarily follow a typical price cycle trend. For example, a 29.7% increase in our surimi prices, denominated in Japanese yen, from year 2001 to 2002 was primarily due to market conditions, but also due to producing a slightly higher grade mix of surimi in year 2002. As of September 30, 2003, the price of surimi has decreased approximately 20%-25% from the prior year levels primarily due to a lower grade mix produced and market conditions. The 2003 “A” season roe price of ¥1,778 per kilogram, which we consider to be a normalized roe price level, declined from the 2002 “A” season roe price of ¥1,906 per kilogram due primarily to a higher grade mix produced in 2002. On a grade-by-grade basis, roe prices have remained relatively stable to strengthening for the past several years with the exception of year 2000, which was an unusual year due largely to market misperceptions of supply. With the introduction of long-term supply contracts for deepskin product in early 2000, the price for deepskin dropped from an annual average price of $1.59 per pound for 1999, to $1.32 per pound for 2000, and has leveled out at about $1.25 per pound for 2001 through 2003. For the nine-month period ended September 30, 2003, average prices for our pollock PBO (pin bone out) product, which is predominately sold to European customers, declined approximately 10% to 15% as compared to the same period prior year PBO prices due primarily to market conditions.

Exchange rate effects. Because we sell large quantities of roe and surimi to Japanese customers, a significant portion of our revenue is denominated in Japanese yen. This means that we are at risk that any increase or decrease in the value of the yen relative to the dollar would increase or reduce, respectively, the amount of dollar revenues we record on the sales of our products in Japan. In order to mitigate the potentially adverse effect of fluctuations in the yen to U.S. dollar spot exchange rate, we enter into forward currency contracts. It is our risk management policy to hedge approximately 80% of our forecasted yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36 and 35% over months 37 to 48.

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

Costs of sales include operating costs such as crew and factory personnel compensation, fish purchases, vessel fuel, raw material purchases, packaging, insurance and other operating related expenses and depreciation applicable to property, vessels and equipment used in production. Selling costs include product freight, storage, and marketing costs. General and administrative expenses include employee compensation and benefits, equity-based compensation, rent expense, professional fees, association dues and other expenses, such as business development, office equipment and supplies.

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

Valuation Accounts. We have three valuation accounts recorded on our balance sheet. The allowance for doubtful accounts reflects management’s estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. It is our policy to write-off accounts as collectibility becomes remote. The allowance for doubtful accounts balance was approximately $0.5 million at December 31, 2002 and approximately $0.4 million at September 30, 2003. Total bad debt write offs for the nine month periods ended September 30, 2002 and 2003 were less than $0.1 million and $0.2 million, respectively. We also had an allowance of $1.8 million and $2.1 million recorded at December 31, 2002 and September 30, 2003, respectively, that represented our estimate of collection of 50% of receivables due from one of our insurance providers, which filed for bankruptcy in March 2001. In addition, we established an allowance account related to a miscellaneous receivable from a fuel hedge provider, which filed for bankruptcy during 2002. This allowance is recorded at $0.2 million, which represents approximately 80% of the recorded balance.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues. Revenues for the three months ended September 30, 2003 increased $13.1 million, or 18.0%, to $86.0 million from $72.9 million for the three months ended September 30, 2002. Other seafood products revenues for the three months ended September 30, 2003 increased $29.9 million to $34.3 million from $4.4 million for the three months ended September 30, 2002, primarily due to the inclusion of catfish sales in our revenues for the current year as a result of the December 2002 acquisition of SPC. Ocean harvested whitefish revenues for the three months ended September 30, 2003 decreased $16.7 million to $51.8 million from $68.5 million for the three months ended September 30, 2002, primarily due to lower sales of surimi resulting from a 7.7% decrease in the average price of surimi sold due to lower overall market prices and a 24.3% decrease in the volume of surimi sold due to slower delivery timing.

Cost of Sales. Cost of sales for the three months ended September 30, 2003 increased $16.1 million, or 38.1%, to $58.4 million from $42.3 million for the three months ended September 30, 2002. Other seafood products cost of sales for the three months ended September 30, 2003 increased $24.6 million to $29.2 million from $4.6 million for the three months ended September 30, 2002, primarily due to the inclusion of cost of sales for the catfish operations in the current year. Ocean harvested whitefish product cost of sales for the three months ended September 30, 2003 decreased $8.5 million to $29.2 million from $37.7 million for the three months ended September 30, 2002, primarily due to the lower sales of these products in the current quarter when compared to the same period in the prior year.

Gross profit for the three months ended September 30, 2003 decreased $2.8 million, or 9.2%, to $27.7 million from $30.5 million for the three months ended September 30, 2002. Gross margins as a percent of sales for the three months ended September 30, 2003 decreased to 32.2% from 41.9% for the three months ended September 30, 2002, primarily due to a higher proportion of lower margin other seafood products sales for the current period as compared to the same period in the prior year. Other seafood products gross margins for the three months ended September 30, 2003 increased to 14.9% from (4.5%) for the three months ended September 30, 2002, primarily due to the inclusion of catfish sales in our product mix. Ocean harvested whitefish gross margins decreased to 43.6% from 45.0% primarily due to a lower proportion of higher margin surimi sales to total sales as compared to the same period in the prior year.

        Selling, General and Administrative Expenses. For the three months ended September 30, 2003, selling, general and administrative expenses decreased $2.6 million, or 13.8%, to $16.2 million from

$18.8 million for the three months ended September 30, 2002. This decrease was primarily due to a decrease in equity-based compensation charges from the prior year related to the vesting of certain options as a result of the partial sale of units held by one of our partners partially offset by an increase in management’s estimate of the fair value of the Company in the current quarter. Selling, general and administrative costs, excluding equity-based compensation, as a percent of sales for the three months ended September 30, 2003 decreased to 15.4% from 18.4% for the three months ended September 30, 2002. This decline in selling, general and administrative costs excluding stock compensation as a percentage of sales reflects increased sales volume in 2003 as compared to the prior year as a result of our acquisition of SPC and the reversal in the third quarter of 2003 of approximately $1.2 million accrued through June 30, 2003 for management’s annual performance bonuses which are determined based on certain targeted performance measures relating to our financial results.

Amortization of Cooperative Rights and Intangibles, and Depreciation of Other Assets. Amortization includes the amortization related to cooperative rights and other intangibles. Amortization and depreciation of other assets for the three months ended September 30, 2003 increased $0.5 million, or 31.3%, to $2.1 million from $1.6 million for the three months ended September 30, 2002. This increase was primarily due to the amortization of other intangibles, which were purchased in connection with the acquisition of SPC in December 2002.

Interest Expense, Net (Including Related Party Interest). Net interest expense includes interest incurred related to our revolving facility, bank debt and subordinated notes. Net interest expense for the three months ended September 30, 2003 decreased $0.9 million, or 8.3%, to $10.0 million from $10.9 million for the three months ended September 30, 2002. The decrease in net interest expense was mainly attributable to lower rates on our variable-rate debt.

Foreign Exchange Gains, Net. Net foreign exchange gain is attributable to the ineffective, or time value portion of financial derivatives designated as hedges, and to financial derivatives not designated as hedges. For the three-months ended September 30, 2003, the net foreign exchange gain (loss) decreased $16.8 million to ($7.4) million from $9.4 million for the comparable period in 2002. This decrease was primarily attributable to unrealized losses recognized during the quarter related to the ineffective, or time value, portion of our financial derivatives designated as hedges. The unrealized losses were primarily the result of a 7% decrease in the U.S. dollar versus the JPY from 119.96 JPY per USD as of June 30, 2003 to 110.34 JPY per USD as of September 30, 2003 and a decrease in the interest rate differential during the current quarter.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues. Revenues for the nine months ended September 30, 2003 increased $62.9 million, or 25.0%, to $314.1 million from $251.2 million for the nine months ended September 30, 2002. Other seafood products revenues for the nine months ended September 30, 2003 increased $90.9 million to $101.3 million from $10.4 million for the nine months ended September 30, 2002, primarily due to the inclusion of catfish sales in our revenues for the current year as a result of the December 2002 acquisition of SPC. While total revenue increased 25.0% for the nine months ended September 30, 2003, ocean harvested whitefish product revenues for this same period decreased $28.0 million to $212.8 million from $240.8 million for the nine months ended September 30, 2002, primarily due to lower sales of surimi resulting from a 21.6% decrease in the average price of surimi sold due to lower overall market prices and a 34.8% decrease in the volume of surimi sold due to slower delivery timing.

Cost of Sales. Cost of sales for the nine months ended September 30, 2003 increased $55.6 million, or 38.7%, to $199.1 million from $143.5 million for the nine months ended September 30, 2002. Other seafood products cost of sales for the nine months ended September 30, 2003 increased $74.7 million to $85.0 million from $10.3 million for the nine months ended September 30, 2002, primarily due to the inclusion of cost of sales for the catfish operations in the current year. Ocean harvested whitefish product cost of sales for the nine months ended September 30, 2003 decreased $19.1 million to $114.1 million from $133.2 million for the nine months ended September 30, 2002, primarily due to the lower sales of these products in the current period when compared to the same period in the prior year.

Gross profit for the nine months ended September 30, 2003 increased $7.2 million, or 6.7%, to $115.0 million from $107.8 million for the nine months ended September 30, 2002. Gross margins as a percent of sales for the nine months ended September 30, 2003 decreased to 36.6% from 42.9% for the nine months ended September 30, 2002, primarily due to a higher proportion of lower margin other seafood products sales for the current period as compared to the same period in the prior year. Other seafood products gross margins for the nine months ended September 30, 2003 increased to 16.1% from 1.0% for the nine months ended September 30, 2002, primarily due to the inclusion of catfish sales and the growth in scallops and fresh sales product mix. Ocean harvested whitefish gross margins increased to 46.4% from 44.7% primarily due to a higher proportion of higher margin roe sales to total sales partially offset by lower margins on surimi sales as compared to the same period in the prior year.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2003, selling, general and administrative expenses decreased $9.7 million, or 16.6%, to $48.6 million from $58.3 million for the nine months ended September 30, 2002. This decrease was primarily due to a decrease in equity-based compensation charges from the prior year related to the April 2002 recapitalization and vesting of certain options as a result of the partial sale of units held by one of our partners. This decrease was partially offset by an increase in management’s estimate of the fair value of the Company in the current quarter and an increase in other seafood products selling, general and administrative expenses. Selling, general and administrative costs, excluding equity-based compensation, as a percent of sales for the nine months ended September 30, 2003 decreased to 14.3% from 15.3% for the nine months ended September 30, 2002. This decline in selling, general and administrative costs excluding stock compensation as a percentage of sales reflects increased sales volume in 2003 as compared to the prior year as a result of our acquisition of SPC and the reversal in the third quarter of 2003 of approximately $1.2 million accrued through June 30, 2003 for management’s annual performance bonuses which are determined based on certain targeted performance measures relating to our financial results.

Amortization of Cooperative Rights and Intangibles, and Depreciation of Other Assets. Amortization includes the amortization related to cooperative rights and other intangibles. Amortization and depreciation of other assets for the nine months ended September 30, 2003 increased $1.1 million, or 22.0%, to $6.1 million from $5.0 million for the nine months ended September 30, 2002. This increase was primarily due to the amortization of other intangibles, which were purchased in connection with the acquisition of SPC in December 2002 and the purchase of additional fishing rights.

Interest Expense, Net (Including Related Party Interest). Net interest expense includes interest incurred related to our revolving facility, bank debt and subordinated notes. Net interest expense for the nine months ended September 30, 2003 increased $1.5 million, or 5.4%, to $29.2 million from $27.7 million for the nine months ended September 30, 2002. The increase in net interest expense was mainly attributable to the amendment to the term loan increasing amounts borrowed by $50.0 million related to the acquisition of SPC partially offset by a decline in interest rates.

Foreign Exchange Gains, Net. Net foreign exchange gain is attributable to the ineffective portion of financial derivatives designated as hedges, and to financial derivatives not designated as hedges. For the nine months ended September 30, 2003, the net foreign exchange gain decreased $15.0 million, or 94.3%, to $0.9 million from $15.9 million for the comparable period in 2002. This decrease was primarily attributable to unrealized losses that reduced net unrealized gains recognized during the period related to the ineffective portion of our financial derivatives designated as hedges. The unrealized losses were primarily the result of a 7% decrease in the U.S. dollar versus the JPY from 118.64 JPY per USD as of December 31, 2002 to 110.34 JPY per USD as of September 30, 2003 and a decrease in the interest rate differential during the current year.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital, consisting primarily of receivables, inventories, prepaid expenses, reduced by accounts payable and accrued expenses; capital expenditures; and debt service. We fund our liquidity needs primarily with cash generated from operations and, to the extent necessary, through borrowings under our credit facility. As of September 30, 2003, we had $39.0 million outstanding under our existing revolving credit facility, which is included in our financial statements as part of our long-term debt.

Our short-term and long-term liquidity needs arise primarily from: interest expense, which is expected to be between $40.0 million and $42.0 million in 2003; scheduled principal repayments on debt, which are scheduled to be approximately $14.3 million in 2003, $15.9 million in 2004, $17.9 million in 2005, $20.9 million in 2006, $23.9 million in 2007 and $409.1 million thereafter; capital expenditures, which are expected to be between $9 million and $12 million in both 2003 and 2004; potential acquisitions; and working capital requirements as may be needed to support business growth.

We are pursuing a refinancing and restructuring transaction that, if consummated, would include refinancing all of our funded indebtedness. On October 16, 2003, American Seafoods Corporation (“ASC”), a Delaware corporation and an affiliate of the Company, in addition to the Company as one of several co-registrants, filed Amendment No. 2 to a registration statement on Form  S-1 with the Securities and Exchange Commission relating to the proposed initial public offering of $675 million of income deposit securities (“IDSs”) representing shares of ASC’s common stock and notes. The Company intends to use a portion of the net proceeds from the proposed IDSs offering to acquire equity interests in and subordinated notes of American Seafoods Holdings, L.P. (the successor to American Seafoods Holdings LLC), the Company’s parent. While we believe the offering is probable, there can be no assurance that the IDSs offering will be completed.

Cash flow from operating activities was $64.5 million and $31.2 million for the nine months ended September 30, 2002 and 2003, respectively. The decrease in cash provided by operating activities from the 2002 period to the 2003 period was primarily due to higher inventory levels on hand as of the end of the current year’s quarter due to timing of surimi sales.

Cash used in investing activities was $10.9 million and $9.7 million for the nine months ended September 30, 2002 and 2003, respectively. Investing activities during the nine months ended September 30, 2002 and 2003 consisted principally of capital expenditures.

Cash used in financing activities was $55.3 million and $23.0 million for the nine months ended September 30, 2002 and 2003, respectively. During the nine months ended September 30, 2002 and 2003, our financing activities were primarily comprised of borrowings and repayments of long-term and revolving debt as well as distributions related to the April 2002 recapitalization.

We had $1.9 million of cash and cash equivalents at September 30, 2003. We believe that this cash, the cash we expect to generate from operations, and borrowing capabilities under our senior credit facility will be sufficient to meet our liquidity requirements in the foreseeable future.

Debt Covenant

The senior credit facility requires the Company to meet certain financial tests, including without limitation, a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. In addition, the senior credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, liens and encumbrances, changes in the nature of our business, investments, dividends and other restricted payments, prepayments of certain indebtedness (including the notes), certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. Such restrictions could limit our ability to respond to certain market conditions, meet our capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The indenture governing our subordinated notes also imposes similar restrictions on the operation of our business. At September 30, 2003, the Company held approximately twice the amount of inventory volume for ocean harvested whitefish product as compared to prior year period as a result of increased production combined with slower sales. These factors caused an increase in drawings on the revolving facility, which in turn increased the Company’s leverage. During the third quarter of 2003, an adjustment was made to reverse the management bonus accrued through June 30, 2003 of approximately $1.2 million in accordance with certain employment agreements and the Company’s general bonus policy, which requires that performance bonuses are not payable for any year in which there is or would be a covenant violation. If not for this adjustment, the Company’s leverage as of September 30, 2003 would have exceeded the level required to remain in compliance with the leverage ratio as permitted under the credit agreement. The leverage ratio is calculated for purposes of the credit agreement based on the ratio of adjusted EBITDA, as defined in the credit agreement and further adjusted for the SPC acquisition and other adjustments agreed to between the Company and the administrative agent, and the Company’s debt.

Capital Expenditures

The majority of our capital expenditures relate to our catcher-processor fleet and include items such as fishing gear, improvements to vessel factory processing equipment and major scheduled shipyard maintenance. Capital expenditures have been funded from cash flows from operations and borrowings under our credit facility. Major scheduled shipyard maintenance costs relate principally to our periodic overhauls and replacements performed generally on a three-year cycle. These costs are capitalized and depreciated over the period through the next scheduled major shipyard maintenance session.

We estimate that we will have capital expenditure requirements in the range of approximately $9.0 million to $12.0 million per year for the next five years. This level of anticipated capital expenditures is primarily due to our capital expenditure cycle where our initial investment in vessel and plant was significant and is expected to be followed by additional expenditures made for equipment upgrades. For the nine months ended September 30, 2002 and 2003, our capital expenditures were $5.2 million and $8.6 million, respectively. This increase is primarily attributable to the addition of SPC and the timing of vessel equipment upgrades.

In addition to capital expenditures, we spent $6.5 million and $6.7 million on vessel maintenance, which was expensed during the nine months ended September 30, 2002 and 2003, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Pricing

Prices for certain of our pollock products are subject to variability. For example, the sale of pollock roe is our highest margin business. The price of pollock roe is heavily influenced by the size and condition of roe skeins, color and freshness and the maturity of the fish caught. In addition, pollock roe prices are influenced by anticipated Russian and U.S. production and Japanese inventory carryover, as pollock roe is consumed almost exclusively in Japan. A decline in the quality of the pollock roe that we harvest or fluctuations in supply could cause a decline in the market price of pollock roe, which would reduce our margins and revenues. Average roe prices per kilogram were 2,856 yen, 2,247 yen, 1,906 yen and 1,738 yen for the years ended 2000, 2001, 2002 and for the nine months ended September 30, 2003, respectively. A decline in the market price for our pollock surimi product could also influence our revenue and margins unfavorably as pollock surimi is one of our major products. In addition to grade mix, pollock surimi prices are influenced by factors such as Japan inventory levels and seasonal production from the U.S. and Russian Pollock fisheries. Over the past 10 years, our grade-mix adjusted average surimi prices have generally fluctuated within a range of 200 to 300 yen per kilogram. Average surimi prices per kilogram for our yen denominated sales, grade-mix adjusted, were 218 yen, 212 yen and 275 yen for the years ended 2000, 2001 and 2002, respectively.

Catfish Market Conditions

Recently, many of the farmers from whom we purchase catfish increased their prices to levels that could have jeopardized our ability to maintain satisfactory profit margins in the catfish processing operations. As a result, in September 2003, we temporarily closed for approximately three weeks our catfish processing plant in Demopolis, Alabama. The plant closure involved a layoff of approximately 270 employees, nearly all of whom have been rehired. The plant has now resumed full operations. We have no assurance that the prices at which farmers will be willing or able to sell their catfish to us will remain at levels that enable us to maintain satisfactory margins and to allow us to continue these operations without further shutdowns or interruptions.

Foreign Currency, Interest Rate and Commodity Hedging

We are exposed to cash flow and earnings market risk from certain changes in the yen foreign currency exchange rate, interest rates and diesel fuel prices. To mitigate the risk related to these factors, we utilize forward currency contracts, interest rate caps and other derivative commodity instruments, principally futures contracts. As of September 30, 2003, we had open foreign exchange contracts maturing through September 28, 2007 with total notional amounts of $699.3 million, including $239.0 million subject to extension agreements.

Prior to the acquisition of our business by Centre Partners in January 28, 2000, Aker RGI ASA, or Aker, the parent of Norway Seafoods, had entered into a currency forward transaction with Sparebanken NOR and a forward transaction with Den norske Bank ASA. On January 28, 2000, in connection with the acquisition of our business, Aker entered into an agreement with us whereby Aker is obligated to pay us all amounts less a nominal fee that Aker receives from Sparebanken NOR or Den norske Bank ASA, and we are obligated to pay Aker all amounts that Aker must pay to Sparebanken NOR or Den norske Bank ASA. Aker also had, as of September 30, 2003, exercisable foreign currency options with Sparebanken NOR with total notional amounts of $48.1 million relating to the period January 30, 2004 through July 28, 2005. Pursuant to the January 28, 2000 agreement, Aker is obligated to pay us all amounts less a nominal fee that Aker receives from Sparebanken NOR and we are obligated to pay Aker all amounts that Aker must pay to Sparebanken NOR. These options will become forward foreign currency exchange contracts at our election.

In connection with our foreign exchange contracts, we also have extension agreements to enter into foreign exchange contracts. Three of the extension agreements expire between March 2004 and December 2005, March 2006 and December 2007, and September 2006 and March 2008 and would become binding and effective only if the spot rate falls to a rate below a pre-specified level (the trigger) on or before December 2003, December 2005, or March 2006, respectively. If the spot rate does not reach the trigger by December 2003, December 2005, or March 2006, then neither the Company nor the counterparty shall have any right or obligation with respect to any of these extension agreements. The trigger for each of these three extension agreements is 99.0 JPY per USD and the notional amounts of these extension agreements are $200.0 million. The Company also has another extension agreement that has similar terms to the ones described above that expires between January 2007 and March 2007. The trigger is 110.0 JPY per USD and the notional amounts are $39.0 million with a trigger date of March 29, 2004. These 110.0 JPY per USD extensions were triggered on October 7, 2003.

At December 31, 2002, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts, which were staggered over a rolling 36-month timeframe, to changes in exchange rates. A hypothetical adverse yen exchange rate movement of 1% against our forward foreign exchange contracts would have resulted in a potential loss in fair value of these contracts of approximately $2.7 million. All such losses on these forward foreign exchange contracts would be substantially offset by gains on the underlying Japanese yen sales that we have hedged. Since December 31, 2002, we have entered into foreign exchange contracts which have increased the notional amounts of these contracts from $435 million at December 31, 2002 to $699.3 million at September 30, 2003, and the potential loss in fair value of these contracts increased to approximately $4.9 million, corresponding to the 1% hypothetical change. All such losses on these forward foreign exchange contracts would have been substantially offset by gains on the related underlying Japanese yen sales transactions that we have hedged.

We enter into fuel hedges whereby we pay a fixed price per gallon and receive a floating price per gallon with the payments being calculated on a notional gallon amount. Our policy is to hedge approximately 75% of our next 12 month estimated fuel usage and approximately 55% of months 13 through 24 estimated fuel usage. As of September 30, 2003, we had open contracts with terms through November 30, 2004. The objective of the swap agreements is to hedge the variability of future fuel prices. These instruments are considered to be substantially fully effective and, therefore, substantially all unrealized gains and losses at year-end are recognized as a component of other comprehensive income. An adverse change in fuel prices, such as what has occurred in recent months, will not have a material impact on the average fuel price we pay during the term of the open fuel hedge contracts. The average hedged price per gallon related to contracts maturing from January 2003 through November 2004 are lower than the 2003 average fuel price per gallon.

Interest Rates

Our senior credit facility requires us to hedge the variable interest rate on a portion of the outstanding senior debt to convert such debt to fixed-rate debt. We are required to enter into hedging transactions such that no less than 50% of the aggregate principal amount of the term loans and the senior subordinated notes is effectively fixed rate debt until June 25, 2005.

We have interest rate caps with an aggregate notional amount of $93.5 million. The cap rate is 5.0% and the variable rate is the U.S. dollar three month LIBOR. The fair value of these instruments was in the aggregate not material at September 30, 2003. The objective of these agreements is to hedge the variability of future cash flows associated with changes in variable interest rates.

In addition to the interest hedges applicable to our senior debt, interest on the existing senior subordinated notes has a fixed rate. Approximately 51% of our total debt effectively has a fixed interest rate or is hedged by interest rate caps as of September 30, 2003. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.

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

Crew Member Lawsuits. The Company is a party to several lawsuits involving employment matters. On July 9, 2003, the Court of Appeals reversed the award of attorneys’ fees and costs and affirmed the District Court’s decision in all other respects on one of these suits. On October 7, 2003, the Company paid approximately $1.7 million as full and final satisfaction of the settlement. There was no charge to the Company’s results of operations due to the settlement of this suit as the Company had previously accrued fully for the settlement amount.

On October 19, 2001, a complaint was filed in the United States District Court for the Western District of Washington and the Superior Court of Washington for King County. An amended complaint was filed in both courts on January 15, 2002. The amended complaint was filed against us by a former vessel crewmember on behalf of himself and a class of over 500 seamen, although neither the United States District Court nor the Superior Court have certified this action as a class action. On June 13, 2002, the plaintiff voluntarily dismissed the complaint filed in the Superior Court. The complaint filed alleges that we breached our contract with the plaintiff by underestimating the value of the catch in computing the plaintiff’s wages. The plaintiff demanded an accounting of his crew shares pursuant to federal statutory law. In addition, the plaintiff requested relief under a Washington statute that would render us liable for twice the amount of wages withheld, as well as judgment against us for compensatory and exemplary damages, plus interest, attorneys’ fees and costs, among other things. The plaintiff also alleged that we fraudulently concealed the underestimation of product values, thereby preventing the discovery of the plaintiff’s cause of action. The conduct alleged took place prior to January 28, 2000, the date our business was acquired by Centre Partners and others through ASLP. This litigation is in a preliminary stage and its ultimate outcome is uncertain. We have denied the allegations made and intend to vigorously defend the claims. The court entered an order on September 25, 2003 granting the Company’s motion for summary judgment and dismissing the entirety of plaintiff’s claims with prejudice and with costs. The plaintiff has filed a motion for reconsideration of this order which motion is currently pending with the court. We cannot assure you that the plaintiff will not prevail or that we will not be required to pay significant damages to resolve this litigation, which could have a material adverse effect on our business, results of operations or financial condition.

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

AMERICAN SEAFOODS GROUP LLC

Date: October 31, 2003	By:	/s/ BRAD BODENMAN

Brad Bodenman Chief Financial Officer Authorized Officer