Form 10-K
period 2003-12-31
AMERICAN SEAFOODS GROUP LLC
filed 2004-03-30
CIK 1174874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Registrant’s telephone number, including the area code

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

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words but the absence of such words does not necessarily mean that a statement is not forward looking. Such forward-looking statements may be contained in “Item 1—Business” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation,” among other places. Forward-looking statements include statements concerning:

•	our high degree of leverage and significant debt service obligations;

•	any future changes in government regulation;

•	the highly competitive nature of the seafood industry;

•	the risk of a significant decline in the market price of our products;

•	the risk of a decline in the population and biomass of pollock, other groundfish and catfish stocks in the fisheries in which we operate;

•	environmental conditions and regulations;

•	the risk of increased litigation against us;

•	the risk of a natural calamity affecting the U.S. Bering Sea and/or any of our vessels; and

•	the risk of Japanese currency fluctuations.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Risk Factors.” Other factors besides those described in this annual report could also affect actual results. You should carefully consider the factors described in the section entitled “Risk Factors” in evaluating our forward looking statements.

We do not intend, and we undertake no obligation, to update any forward-looking statement. Currently known risk factors include, but are not limited to, the factors described in this Annual Report in “Item 1—Business.”

PART I

Item 1.	Business

Unless the context otherwise requires, references to “we,” “us,” the “Company” and “our” refer to American Seafoods Group LLC and its consolidated subsidiaries.

Overview

We are one of the largest integrated seafood companies in the U.S. in terms of revenues. We harvest and process a variety of fish species aboard our sophisticated catcher-processor vessels, our freezer-longliner vessels and at our land-based processing facilities, and market our products to a diverse group of customers in North America, Asia and Europe. In the U.S., we are the largest harvester and at-sea processor of pollock and hake and the largest processor of catfish. Pollock is the world’s highest-volume whitefish harvested for human consumption and accounts for a majority of our revenues. According to the Food and Agriculture Organization of the United Nations, or FAO, catfish accounted for approximately 50% of the value of all aquaculture in the U.S. in 2002. In addition, we harvest and/or process additional seafood, including cod, scallops and yellowfin sole. We maintain an international marketing network through our U.S., Japan and affiliated European offices and have developed long-term relationships with our U.S. and international customer base.

We own and operate a premier modern fleet of seven catcher-processor vessels, which average over 300 feet in length and carry crews of 90 to 125 persons. We also own and operate three freezer-longliners in the U.S. Bering Sea Pacific cod fishery. Each such vessel ranges in length from approximately 125 to 140 feet and carries approximately 20 crew members. We produce a variety of products at sea, such as pollock roe (fish eggs), surimi (a fish protein paste used in products such as imitation lobster and crabmeat), fillet blocks, headed and gutted fish and fishmeal. We harvest pollock in the U.S. Bering Sea pollock fishery. According to the Marine Conservation Alliance, this fishery is among the largest and most conservatively managed in the world.

We own and operate two catfish processing facilities in Alabama. We have relationships with catfish farmers and we distribute fresh and frozen catfish products to both retailers and foodservice customers throughout several regions in the U.S. In addition, we conduct other seafood processing operations at our facility in Massachusetts, where we manufacture products such as breaded seafood portions, fillets and scallops.

We operate in two principal business segments, ocean harvested whitefish and other seafood products. The ocean harvested whitefish segment includes the harvesting and processing of pollock, cod, hake and yellowfin sole. Processing of ocean harvested whitefish occurs on our vessels while at sea and at our facilities in Massachusetts. The other seafood products segment includes the processing of catfish and scallops at our facilities in Alabama and Massachusetts.

Corporate History and Structure

In January 2000, American Seafoods, L.P. (“ASLP”) purchased from Norway Seafoods all of the outstanding stock of American Seafoods Company (now referred to as ASC, Inc.). The acquisition also involved the purchase of six additional catcher-processors, one catcher-vessel and certain assets of Frionor USA (now called American Seafoods International LLC). American Seafoods Group LLC (“ASG”) and its subsidiaries were formed in connection with the acquisition to hold the acquired assets. ASG is wholly owned by ASLP through several of ASLP subsidiaries including American Seafoods Holding LLC (“Holdings”), American Seafoods Consolidated LLC (“Consolidated”) and ASC, Inc. which holds both preferred and common equity interests of ASG.

In August 2001, we, along with two other partners, formed Pacific Longline Company LLC (“PLC”) in order to acquire three freezer-longliner vessels. Our initial ownership through this transaction was 60% of PLC. We purchased an additional 20% of PLC in April 2002. Effective January 1, 2004 we purchased the third party minority interest in PLC and increased our ownership to 100%. PLC harvests and processes ocean harvested whitefish, primarily cod, in the U.S. Bering Sea.

Effective December 16, 2002, we purchased substantially all of the assets of Southern Pride Catfish LLC and Southern Pride Catfish Trucking, Inc. or, collectively, Southern Pride. These entities are engaged in the business of catfish harvesting, processing and distribution.

Business Strategy

Over the past decade, we have become one of the largest integrated seafood companies in the U.S. Today we are committed to building on our existing harvesting, processing and marketing platforms.

The primary components of our business strategy include the following:

Maximize Pollock Revenues.    Our pollock harvesting and at-sea processing operations provide a majority of our revenues. Our strategy to maximize pollock revenues includes:

•	Maximize access to pollock resources. Over the last three years, we have increased our share of the total allowable catch in the U.S. Bering Sea pollock fishery by approximately 15%, largely through increasing our purchases of community development quota from Alaska Community Development Groups, from 5.0% of the total community development quota in 1999 to 50.0% in 2004. We will continue working to maximize our share of the total allowable catch within the applicable regulatory framework. In October 2003, we entered into an agreement with Bristol Bay Economic Development Corporation, or Bristol Bay, one of the six Alaska Community Development Groups that is allocated community development quota and from whom we have purchased quota in the past, pursuant to which Bristol Bay has granted us an exclusive license to harvest all of the pollock total allowable catch allocated to it under the Alaska Community Development Quota program for the 2004 and 2005 pollock seasons. Bristol Bay’s pollock quota for the 2004 and 2005 pollock seasons will be 2.1% of the total allowable catch, which represents approximately 21.0% of the community development quota.

•	Optimize product mix to maximize profitability. We will continue our efforts to maximize revenues by optimizing product mix based on global demand and pricing. Each of our vessels is staffed with production managers who coordinate continuously with our marketing department to schedule production between block and surimi to optimize product mix and maximize our profitability.

Continue to Diversify Sources of Revenues.    We generate most of our revenues from ocean harvested whitefish, primarily comprised of pollock-based products. In addition, we participate in a number of other fisheries, such as the hake, cod and yellowfin sole fisheries. We plan to continue expanding our operations in these and other fisheries. With our Southern Pride and PLC acquisitions, we became both the largest catfish processor in the U.S. and a participant in the cod freezer-longliners sector and therefore have significant market positions in pollock, catfish and cod, the top three whitefish species in terms of U.S. human consumption. In addition, we have state of the art processing facilities to produce scallops, a market we entered in 2001.

Leverage International Marketing Network.    We are currently expanding our presence in worldwide seafood markets, with a particular focus on the Asian and European markets, to increase and diversify our customer base and global seafood market share. We have expanded our Japanese office in an effort to increase direct distribution to end-users and to gain an entryway into growing markets such as South Korea and China. Also, in 2001, an affiliate sales office was established in Denmark to serve the growing European market for pollock block.

Continually Improve Operating Efficiencies.    We believe that there may be synergies created by integrating our catfish processing operation and our national distribution network with our secondary processing operations in Massachusetts, leading to improved overall profitability. Synergies could be achieved by utilizing Southern Pride’s extensive distribution network along with our American Pride seafood brand to penetrate additional markets and increase sales of our secondary processed products to Southern Pride’s customer base. Southern Pride’s distribution network provides us with greater access to the retail, distributor and fresh seafood channels for all of our products.

Pursue Strategic Acquisitions.    We intend to evaluate and selectively pursue accretive opportunities that we believe are strategically important based on their potential to diversify our product and customer base, broaden our distribution network and increase our cash flow.

Industry Overview

According to the FAO, the worldwide production of seafood, excluding aquatic plants, has increased steadily at a compounded annual growth rate of approximately 4% from approximately 19 million metric tons in 1950 to approximately 130 million metric tons in 2001 and is projected to increase slightly from 2003 to 2010, resulting in large part from increasing world population and continued economic growth in developing countries. In 2001, the supply provided by marine and inland fisheries, or capture fisheries, accounted for approximately 92.4 million metric tons, or approximately 71% of that amount. Worldwide seafood production of capture fish has remained stable in recent years. The growth in worldwide seafood production is primarily related to increased fish farming, or aquaculture. From 1990 to 2001, the amount of seafood produced in aquaculture worldwide grew at a compounded annual growth rate of approximately 10% from approximately 13.1 million metric tons to approximately 37.9 million metric tons.

Due to its higher cost per ton of fish produced, aquaculture is used primarily to produce higher value fish species such as catfish and salmon. Aquaculture is not a cost effective alternative for lower value fish species such as pollock or hake.

Groundfish

Pollock Fisheries

Pollock accounted for 34% of groundfish produced worldwide in 2001, representing 3.1 million metric tons, which is more than any other groundfish species. The two primary global pollock sources are the U.S. Bering Sea pollock fishery, the primary fishery in which we operate, and the Russian fishery in the Sea of Okhotsk. The pollock biomasses in these U.S. and Russian pollock fisheries are independent of one another, with virtually no co-mingling between these stocks. Pollock stocks in the U.S. Bering Sea pollock fishery have increased steadily since 1999, while pollock stocks in Russia have experienced a steep decline in recent years. According to TINRO, Wespestad & Ianelli, the Russian fisheries are expected to continue their decline over the next several years, which we believe is attributable to over-fishing. As a result, approximately 44% of the pollock produced worldwide in 2001 came from the U.S. Bering Sea pollock fishery, up from 30% in 1999.

Since 2001, U.S. pollock quotas have continued to increase while Russian pollock quotas continue to decline. The total Russian pollock quota in 2004 was cut by 20% from the 2003 level, down to 909,450 metric tons.

U.S. Pollock Fishery.    According to the Marine Conservation Alliance, the U.S. Bering Sea pollock fishery is one of the healthiest and most responsibly managed fisheries in the world. In contrast to the general world trend of declining groundfish stocks, the U.S. Bering Sea pollock fishery is generally characterized by abundant fish stocks and conservative management. This fishery is highly regulated and only 19 specifically identified catcher-processor vessels, of which we own seven, can participate in the catcher-processor sector of the fishery. Pollock matures relatively quickly, with fish aged three to seven years contributing most significantly to the commercial fisheries. Rapid growth allows a relatively high portion of the pollock biomass to be harvested each year without impacting overall population. According to the National Marine Fisheries Service, the body that conducts pollock stock assessments and recommends sustainable harvest limits in this fishery, approximately 25% of this fishery’s 2003 pollock biomass could have been harvested without causing over fishing to occur. The federal government typically sets harvest limits in the 10% to 20% range, below the levels the National Marine Fisheries Service views as sustainable.

The National Marine Fisheries Service considers the current U.S. Bering Sea pollock population healthy and stable. The National Marine Fisheries Service’s population models for pollock in the U.S. Bering Sea pollock fishery show that between 1993 and 2004, the estimated biomass has averaged 12.3 million metric tons.

The pollock fishery in the U.S. Bering Sea is seasonal. The winter or “A” season takes place from January to April and the summer/fall or “B” season runs from June through October. Since 1998, the year the American Fisheries Act was passed, the National Marine Fisheries Services has permitted participants in the U.S. Bering Sea pollock fishery to harvest 40% of the annual quota during the “A” season and the remaining 60% during the “B” season. During the “A” season, spawning pollock produce large quantities of high-value roe, making this season the more profitable one.

Other Groundfish Fisheries

In addition to harvesting and processing pollock, we participate in the catcher-processor and mothership sectors of the U.S. hake fishery and in the catcher-processor and freezer-longliner sector for the U.S. Bering Sea Pacific cod fishery. In 2001, the U.S. hake and cod fisheries represented 14% and 16% of the worldwide production of hake and cod, respectively. According to the FAO, from 1990 to 2001, the worldwide production of hake has varied from a low of approximately 1.1 million metric tons in 1992 to a high of approximately 1.7 million metric tons in 1996. Worldwide production of cod has dropped considerably over the last two decades (mostly attributable to a decline in Atlantic cod) from approximately 2.6 million metric tons in 1981 to approximately 1.4 million metric tons in 2001. We believe this decrease in cod led to the spike in cod pricing in the early 1990s and the conversion of most fillet customers to lower-priced, relatively more abundant pollock as a primary source of groundfish. Over the past three years, the Pacific cod quota has steadily increased over 14% from 188,000 metric tons in 2001 to 215,000 metric tons in 2004.

Harvesting by catcher-processors in the U.S. hake fishery is conducted on a cooperative basis similar to the system in place for pollock fishing; the mothership sector for hake is conducted on an “Olympic-style” or “open access” basis, meaning that any vessel licensed to operate in the fishery may harvest as much fish as possible until the fishery’s seasonal quota allocation has been reached. Harvesting in the U.S. Pacific cod fishery is Olympic-style but with limited licenses allowed to participate in the fishery.

Groundfish Consumption

Pollock and cod are the first and third largest whitefish species in terms of human consumption, respectively. There are three primary markets for groundfish products produced for human consumption: Asia, Europe and North America, representing 30%, 39% and 17%, respectively, of the market in 2001. The Japanese use groundfish primarily to produce surimi, roe and a variety of fresh-fish products. Consumers in Western Europe and the United States generally purchase groundfish in the form of fresh and frozen fillets, products produced from blocks of fillets and headed and gutted fish.

According to the National Fisheries Institute, per capita consumption of pollock has experienced stable growth since 1987 at a compounded annual growth rate of approximately 2.3% per annum.

Groundfish Pricing

Each of the products produced from pollock has different pricing characteristics. The price of pollock roe is heavily influenced by the size and condition of roe skeins, color and freshness of the roe and the maturity of the fish caught. Catcher-processors are more likely to produce higher quality roe because they process the fish within hours of being caught, rather than several days later as is the case with inshore processors. In addition, roe prices are influenced by anticipated Russian and U.S. production and Japanese inventory carry-over, because roe is consumed almost exclusively in Japan. The U.S. Bering Sea pollock fishery commonly produces the highest quality roe.

The prices of surimi and fillets are influenced primarily by expected production in the U.S. and Russian pollock fisheries, and other factors such as carry-over inventories and changes in perceptions of current supply and demand. Because surimi and fillet blocks often are composed of the same raw material, the demand for one product can influence the price of the other. Surimi and fillet blocks are also produced utilizing species of fish other than pollock, such as hake or itoyori species. However, due to differences in flesh attributes between pollock and other species, the surimi and block produced from other species are generally not used as substitutes for pollock products. Fillet blocks are often supplied by both the U.S. Bering Sea pollock fishery and the Russian fisheries.

Pollock Allocation

We operate within a favorable statutory and regulatory environment. The stable nature of the U.S. Bering Sea pollock fishery is partly a function of the regulatory and cooperative structure that governs its activities. The American Fisheries Act specifically identifies the catcher-processor vessels that are eligible to participate in the fishery, prohibits the entry of additional vessels and prohibits any single entity from harvesting more than 17.5% of the annual directed pollock catch.

The Act allocates the total allowable catch of pollock in the U.S. Bering Sea pollock fishery among the following sectors:

•	10% of the total allowable catch is allocated to six Alaska Community Development Groups (mostly native Alaskan villages and their residents) that sell or lease their community development quota to other participants, including us;

•	approximately 3.5% of the total allowable catch is set aside for pollock by-catch in other fisheries;

•	the remaining 86.5% of the total allowable catch (the “directed pollock catch”) is allocated as follows:

•	50% of the directed pollock catch is allocated to catcher-vessels delivering to inshore factories;

•	40% of the directed pollock catch is allocated to catcher-processors, and catcher-vessels that deliver to catcher-processors; and

•	10% of the directed pollock catch is allocated to the catcher-vessels that deliver to at-sea processor vessels called motherships, which do not harvest.

Catcher-processors, such as the vessels we own, harvest and process fish into products, such as roe, fillets and surimi, within hours of catching them, and operate offshore. Catcher-vessels harvest and deliver fish to catcher-processors, motherships and inshore processors for processing. Motherships are at-sea processors that rely on catcher-vessels to harvest and deliver fish to them. Inshore processors operate onshore at fixed-location processing facilities, relying on catcher-vessels to harvest and deliver fish to them.

We own and operate seven of the 19 catcher-processor vessels permitted to participate in the catcher-processor sector of the U.S. Bering Sea pollock fishery. Under the American Fisheries Act, this sector is allocated 40% of the annual directed pollock catch and, by the terms of the Pollock Conservation Cooperative agreement, a contractual arrangement among the seven companies that own the catcher-processors named in the statute, this percentage is further divided and allocated among the Cooperative members (with 3.4% being allocated to catcher-vessels). Within the catcher-processor sector, our allocation for pollock under the Cooperative agreement is nearly 2.5 times larger than that of the second largest Cooperative member.

In 2001, 2002 and 2003, we harvested an aggregate of 17.9%, 17.9% and 18.7%, respectively, of the total allowable catch in the U.S. Bering Sea pollock fishery. We are allocated 16.8% of the directed pollock catch under our Cooperative agreements, and we lease the right to harvest another 0.7% of the directed pollock catch from other vessels in our fishery, bringing us to 17.5% of the directed pollock catch (which is the maximum permitted harvesting allocation of the directed pollock catch by any single entity). Our share of the directed pollock catch represented 15.1% of the total allowable catch. We supplemented our share of the directed pollock catch in 2001, 2002, 2003 and 2004 by purchasing approximately 28%, 28%, 36% and 50%, respectively of the community development quota (or 2.8%, 2.8% 3.6% and 5.0%, respectively, of the total allowable catch) from Alaska Community Development Groups, two of which are equity investors in our company.

Catfish

Catfish production has grown steadily since the earliest commercial production began. According to the FAO, worldwide production of catfish was approximately 792,000 tons in 2001, up from 472,000 tons in 1990, representing an increase of approximately 68% over the last 11 years. Of this amount, approximately 55% came from aquaculture and approximately 45% came from capture fisheries.

A large amount of catfish produced in the U.S. comes from independently owned and operated local family farms. The catfish raised in these farms are typically sold to processors, such as ourselves. The catfish is processed into various ready to consume products such as fillets, nuggets and marinated and breaded products.

Prior to 1999, the total amount of catfish imports in the U.S. was insignificant, representing less than 5% of the volume of catfish sold. Beginning in 1999, there was an increase in catfish-like imports from Vietnam. In November 2002, the Department of Commerce, or DOC, made a preliminary ruling that the Vietnamese were selling catfish-like products into the U.S. at unfairly low market prices. The DOC issued its final ruling in July 2003, imposing import duties on Vietnamese catfish and other aquaculture exports.

Worldwide catfish consumption is concentrated in the U.S., Asia, and Africa, and to a lesser degree in Central Europe. There is very little catfish consumption in Western Europe or Japan. According to the National Fisheries Institute, in the U.S., per capita catfish consumption has surpassed cod and now is the second largest selling whitefish, behind pollock. According to the National Fisheries Institute, U.S. per capita catfish consumption, like pollock consumption, has experienced stable growth since 1990 at a compounded annual growth rate of approximately 5% per annum since 1990. The majority of this growth has occurred in aquaculture, the sector in which we operate.

In the U.S., the catfish market has evolved over the last decade from being a regional commodity, locally produced and consumed predominantly in the southern U.S., to a large, commercial aquaculture industry serving major U.S. markets. In 2002, according to the FAO, catfish accounted for approximately 50% of the value and 75% of the volume of all aquaculture in the U.S. The U.S. catfish industry is concentrated in Alabama, the region in which we operate, as well as Mississippi, Arkansas and Louisiana. We are the largest catfish processor in the U.S., processing approximately 100 million pounds of catfish per year.

Products

There are three steps in preparing pollock for retail sale: harvesting, primary processing and secondary processing. At sea catcher-processor vessels harvest fish and conduct primary processing to produce products such as fillets, surimi and roe. These products are further refined and packaged for retail sale by secondary processing companies in the United States, Asia (mainly Japan) and Europe, which produce products such as breaded seafood portions, imitation crabmeat and fish sticks.

The sale of pollock roe is our highest margin business. The fish we catch at-sea (after extraction of roe, if applicable) is either processed into surimi or fillet blocks. Each fish is first filleted and incremental flesh is removed from the carcass and sent to the surimi line. The fillets are then inspected and generally frozen into block form or used to produce surimi. The manufacturing processes for surimi and fillet blocks generate different quantities of salable product from each fish.

We process fish into the following products:

•	Ocean harvested whitefish segment:

•	Roe. Roe is extracted from spawning fish, which are harvested primarily during the winter and spring. Egg sacs are sorted by size and quality and frozen on the vessels. The egg sacs are then salted and dyed by processors in Asia for sale to consumers. We produce roe primarily from pollock and to a lesser extent from cod. We sell roe primarily to large Japanese importers.

•	Block. We produce different types of block products such as skinless, boneless, pin bone out, pin bone in, deepskin and minced blocks. The frozen blocks are cut into different sizes, shapes and weights by our secondary processing operations for conversion into products such as breaded and battered fish sticks and fillets. We sell block produced from pollock, hake and cod. We sell most of our block products to foodservice customers, restaurant chains, retailers or large-scale secondary processors in Asia, Europe and North America.

•	Surimi. Surimi is a tasteless fish paste used as the primary protein in numerous Asian dishes and, to a lesser extent in Europe and the U.S. We produce surimi from pollock and hake. We sell surimi as a commodity to importers and large-scale distributors, who then sell it to processors as a raw ingredient. Outside of Japan, the most recognized surimi products are imitation crab, shrimp, scallops and other similar products.

•	Fishmeal. Fishmeal is produced from fish by-products, primarily frames, guts and heads of pollock, hake and yellowfin sole. We sell fishmeal primarily in China, Taiwan and Japan, where it is used as the main ingredient in aquaculture feeds.

•	Other. We produce headed and gutted fish from cod and yellowfin sole and sell those products primarily to secondary processors in China for conversion into individual skinless, boneless fillets.

•	Other seafood products segment:

•	Fresh. We sell fresh catfish and scallops. Catfish is sold to foodservice customers and retailers in the U.S. Fresh scallops are sold in bagged form to wholesalers and high-end restaurants in the U.S.

•	Individually Quick Frozen. Individually quick frozen products are skinless fillets or scallops frozen into individual portions rather than blocks. The individually quick frozen portions are of various sizes and are processed for conversion into “center of the plate” and breaded and battered products. Most of our individually quick frozen products are produced from catfish and scallops. We sell most of our individually quick frozen products to foodservice customers and retailers in the U.S.

Our product sales value in dollars and as a percentage of total sales, broken out by product type and geographic region for 2003 in our ocean harvested whitefish segment are as follows (pricing can vary from year to year):

	2003
	Amount of Sales	Percent of Total Sales
	(dollars in millions)
Roe	$85.1	30.5%
Block	124.7	44.6
Surimi	54.2	19.4
Fishmeal	10.3	3.7
Other	5.0	1.8

Total	$279.3	100.0%

	2003
	Amount of Sales	Percent of Total Sales
	(dollars in millions)
North America	$82.1	29.4%
Japan	102.0	36.5
Europe	55.9	20.0
Asia (other than Japan)	39.3	14.1

Total	$279.3	100.0%

We are continually designing and employing new factory technologies. We employ a full time technical engineer who investigates and designs processing factory improvements. We seek to increase the value of the products produced aboard our vessels and to reduce labor and associated costs wherever possible. One example of these efforts is a patented machine that successfully takes the fish head (which previously went entirely to fishmeal) and removes a relatively large section of meat used for higher-value surimi or minced products. We are also investigating new technology that will grade fillets automatically with the use of computers and scanners and that could potentially reduce our labor costs.

Sales, Marketing and Distribution

Overview.    We have an international marketing network with offices in the United States and Japan and an affiliate office in Denmark. We market, sell and distribute products for two distinct types of customers: the industrial market and the foodservice/retail market. The products we produce through primary processing on board our catcher-processor vessels are sold as raw material into the industrial market and used by our customers to produce ready to consume end products. The products we produce through secondary processing at our facility in Massachusetts and at our catfish facilities in Alabama are sold in a ready to consume format to the foodservice/retail market.

In 2003, industrial customers and foodservice/retail customers comprised approximately 56% and 44% of our revenues, respectively. Our industrial sales force consists of sales representatives and brokers targeting an international group of customers primarily in Asia, Europe and North America. Our foodservice and retail sales and marketing operations include a network of approximately 40 brokers throughout the U.S. This network sells and distributes on average in excess of one million pounds of processed, ready to consume catfish, scallops and breaded pollock or cod per week.

The opening of our European affiliate office in Copenhagen, Denmark in 2001 reflects our strategy to build a long-term presence in the European markets that will enable us to capitalize on seafood consumption growth trends in previously underserved markets such as France, Spain, Italy and Germany. In addition, we have recently expanded our Japanese office in an effort to increase direct distribution to end-users and to gain an entryway into growing markets such as South Korea and China.

Industrial Market.    Our primary processing operations focus on products used as raw materials by secondary processors serving end markets throughout the world. We harvest, manufacture and market frozen at-sea products from the Bering Sea and North Pacific. The products produced onboard our catcher-processors and freezer-longliners are specifically made for industrial processors that convert the frozen fillet blocks, headed and gutted fish and surimi products into breaded portions, individual fillets and surimi-based products like imitation crab meat. Roe is salted and dyed by processors in Asia for sale to consumers. Roe is sold to consumers as fresh or frozen whole skeins, or as bags of eggs removed from the skeins. The whole skeins are considered a high-end gourmet food product and are used for gift giving in Japan. We develop annual marketing and sales plans for our products based on anticipated demand and market pricing. We review these plans continuously and, if necessary, adjust them during the season. Because most of our vessels can easily switch between producing surimi and fillet blocks, during each season we constantly monitor and adjust the product mix to meet market demand.

Depending on the product and customer, we negotiate either seasonal or long-term contracts. We have traditionally entered into revolving arrangements in which several larger customers commit to purchase all surimi produced on a specific vessel. Prior to each fishing season, we typically enter into sales commitments for 70% to 90% of our expected production. Final pricing usually occurs during the season or shortly thereafter, based on general pricing in the market. Over the years, we have built good relationships with our core customer base.

We generally sell our pollock roe through a combination of direct sales and silent auctions to Japanese industrial customers. Prior to the commencement of the pollock “A” season, we frequently enter into agreements to sell a specified percentage of the roe production from certain vessels to particular customers. Under these agreements the final sales price for the roe sold to the customer is generally identical to the price at which the remainder of the vessel’s production is sold at auction. Depending on the quantity of production, the roe of the pollock “B” season is sold through a similar procedure, entirely by auction or through direct negotiated sales with major customers.

Through our brand names “Pride of the Sea,” “American Pride” and “Southern Pride Catfish,” we are a well recognized supplier of industrial and secondarily processed products, and we maintain a strong market position in Japan, the United States, parts of Europe and parts of Asia.

Foodservice and Retail Markets.    We focus on selling, marketing and distributing seafood products produced in our three secondary processing facilities to the foodservice and retail channels utilizing our own scalable distribution system and a national broker network. We market products such as breaded portions, fresh and frozen fillets and single serve portions under our national brands “American Pride,” “Frionor,” “Arctic Cape” and “Southern Pride Catfish,” as well as under private label brands. The majority of our retail sales are in the foodservice channel and about one third of our products are sold retail through either seafood specialty shops, grocery or club stores. Additionally, we intend to capitalize on an industry trend toward fresh and chilled seafood by developing strategic alliances with seafood distributors to supply fresh and chilled seafood, primarily to the seafood counters of retail grocery and club stores. Product mix is about 2/3 frozen and 1/3 fresh. Approximately 45% of our foodservice and retail products are delivered through our own fleet of trucks.

Customers

We have established long-term relationships with a number of key customers worldwide. Our customer base includes industrial importers, foodservice distributors, food retailers, restaurants and reprocessing companies.

For surimi and roe products, our customers have primarily been Japanese and South Korean importers and large-scale distributors. Over the past few years, we have focused on broadening our customer base and have been building closer relationships directly with key Japanese food manufacturers. We have recently penetrated the growing European surimi market, particularly in France and Spain. The headed and gutted cod product produced aboard our freezer-longliners are primarily sold in the European, Asian and North American markets.

The United States is our primary market for pollock deepskin blocks and catfish products. For pollock deepskin product, we have established long-term customer relationships, including multi-year or multi-season supply contracts with three of the largest U.S. pollock deepskin customers. Our catfish products are sold to a diversified customer base made up of retail, foodservice and specialty seafood distributors. With the decline of Russian pollock supply, we have increased production of pin bone out, pin bone in and minced pollock blocks to capture additional European market share. In addition to the United States, Europe is a primary market for these products.

The table below lists alphabetically our 15 largest customers by revenues in our ocean harvested whitefish segment in 2003:

Customer	Product	Market Segment	Country
Coland Development Ltd.	Fishmeal	Industrial	China
Con Agra Foods/Louis Kemp	Pollock & Hake surimi	Retail manufacturer	USA
Fishery Products Intl. Ltd.	Deepskin block	Retail manufacturer	USA
Gortons of Gloucester	Pollock block, deepskin/mince	Retail manufacturer/foodservice	USA
Jeka Fish Aps	Pollock & Cod block, Cod H&G	Processor/Distributor	Denmark
Kibun Foods USA Inc.	Surimi	Importer/retail manufacturer	Japan
Matsuoka Co. Ltd.	Surimi/roe	Importer	Japan
Nestle Grand Froid SA	Pollock block & mince	Retail manufacturer	France
Nichimo Co. Ltd.	Surimi/roe	Importer/retail manufacturer	Japan
Nichiro	Roe	Importer/distributor	Japan
Osaka Uoichiba Co Ltd.	Surimi/roe	Importer	Japan
Peter Pan Seafoods Inc.	Pollock & Hake surimi	Importer/retail manufacturer	Japan, USA
Samho America Inc.	Roe	Foodservice-quick service restaurants	Korea
Tokai Denpun-Japan	Surimi/roe, fishmeal	Importer	Japan
Youngs Bluecrest SFD	Pollock block, deepskin/mince	Retail manufacturer	United Kingdom

The table below lists alphabetically our 15 largest customers by revenues in our other seafood products segment in 2003:

Customer	Product	Market Segment	Country
Atlantic Cape Fisheries Cape May	Frozen scallops & shrimp	Processor	USA
Darden Restaurants, Inc.	Frozen catfish	Restaurant	USA
Dot Foods, Inc.	Frozen catfish	Distributor	USA
Gordon Foodservice	Frozen catfish	Foodservice distributor	USA
Midway Distributors	Fresh catfish	Foodservice distributor	USA
National 1 Mer France	Frozen scallops	Processor/distributor	France
Safeway	Fresh & frozen catfish	Retailer	USA
Schnucks Market, Inc.	Fresh & frozen catfish	Retailer	USA
Seacliff Seafood	Fresh & frozen catfish	Retail distributor	USA
Star Fisheries Inc.	Fresh & frozen catfish	Retail distributor	USA
State Street S’food/Rest. Sup.	Fresh & frozen catfish	Retail/FS distributor	USA
Sysco Foodservices	Frozen catfish	Foodservice distributor	USA
Tampa Bay Fisheries, Inc.	Fresh & frozen catfish	Retailer	USA
U.S. Foodservices	Frozen catfish	Foodservice distributor	USA
Winn Dixie	Fresh & frozen catfish	Retailer	USA

In 2003, our largest customer accounted for less than 6% of our total revenues.

Capital Expenditures

In 2002 and 2003, our total capital expenditures were $9.4 million and $12.3 million, respectively. The majority of our capital expenditures relate to our catcher-processor fleet and include items such as fishing gear, improvements to vessel factory processing equipment and major scheduled vessel maintenance. Major scheduled vessel maintenance costs relate principally to our periodic overhauls and replacements performed generally on a three-year cycle. In addition to capital expenditures, we spend approximately $7 million per year on routine vessel maintenance, which is not capitalizable and which is expensed in the year it is incurred.

We estimate that we will have total capital expenditures of approximately $11.0 million per year, on average, for the next five years (of which in each year approximately $9.5 million is anticipated to represent maintenance capital expenditures and the remainder for expansion of facilities and production).

Government Regulation

Fisheries Regulation

All U.S. fisheries in which we operate are regulated and subject to total allowable catch limits. Participants in U.S. federal fisheries are required to obtain a federal government permit.

We operate in the groundfish fisheries within the U.S. Exclusive Economic Zone, three to 200 nautical miles off the coasts of Alaska, Washington and Oregon. According to the National Marine Fisheries Service, no species in the U.S. Bering Sea is deemed to be over fished. Credit for these healthy stocks and profitable fisheries can be attributed in large part to two pieces of federal legislation.

Magnuson-Stevens Fishery Conservation and Management Act.    The Magnuson-Stevens Fishery Conservation and Management Act of 1976 provides the broad framework for conserving and managing marine fisheries within the U.S. Exclusive Economic Zone. The councils that oversee the fisheries in which we participate are the North Pacific Fishery Management Council in Alaska and the Pacific Fishery Management Council in Washington and Oregon. The councils’ two primary areas of responsibility are (1) the establishment of annual maximum catch levels and (2) the development of fishery management plans that regulate who can fish, when and how they can fish and how much they can catch. The fishery management plans are then implemented and given legal force through regulations promulgated by the National Marine Fisheries Service, a division of the Department of Commerce. These regulations are then strictly enforced by both the U.S. Coast Guard and the National Marine Fisheries Service.

Each of the fisheries in which we participate is managed on a maximum sustainable yield basis. At the end of each year, the councils’ Scientific and Statistical Committees, which are composed of scientists from federal, state and academic positions, make recommendations on acceptable biological catch by species or species group. The total allowable catch is then typically set by the council at a level equal to or less than the acceptable biological catch depending upon a variety of factors. The councils also set prohibited species catch limits to limit by-catch of non-target species. These limits are set mainly to protect and preserve crab, halibut, salmon and other non-target species for other fisheries. After being reviewed by the National Marine Fisheries Service, the councils’ recommendations are implemented.

American Fisheries Act.    In 1998, Congress passed a second piece of legislation, the American Fisheries Act, which introduced several major changes in the management of the U.S. Bering Sea pollock fishery. In 2001, the North Pacific Fishery Management Council provided a report to Congress on the implementation and effects of the American Fisheries Act. In light of the extremely positive report, which described the positive impacts of the American Fisheries Act on almost all aspects of the U.S. Bering Sea pollock fishery, Congress passed legislation in 2001 permanently removing the original sunset provision of the American Fisheries Act. The American Fisheries Act and its implementing regulations include the following key provisions:

•	Limitation on participants in the U.S. Bering Sea pollock fishery:

•

Only a defined group of 20 named catcher-processors, of which 19 catcher-processors are currently eligible to operate in the fishery, and the catcher-vessels that historically delivered to them, are eligible to harvest pollock for processing by catcher-processors. As part of the implementation agreement, eight vessels were scrapped and one was permanently removed from the fishery, reducing the overall fleet from 29 to 20;

•	Only a defined group of catcher-vessels may harvest pollock for delivery to motherships, and only three named motherships may process pollock; and

•	Only inshore processors that processed more than 2,000 metric tons of pollock during each of 1996 and 1997 may receive an unlimited amount of pollock for processing; those that processed less during those years may only receive and process under 2,000 metric tons annually. Subsequently, the council imposed a processing cap limiting the amount of pollock that can be processed by any single entity to 30% of the directed pollock catch in any given year.

•	Prohibition on any entity harvesting more than 17.5% of the directed pollock catch in any given year. Allocations purchased from community development quota partners do not count against this percentage.

•	Prohibition on the entry of additional large fishing industry vessels into any U.S. fishery.

•	Reallocation of the pollock total allowable catch in the U.S. Bering Sea pollock fishery between the various sectors, increasing the community development quota and inshore allocations, while reducing the catcher-processor and the mothership sector allocations:

•	10% of the total allowable catch is allocated to six Alaska Community Development Groups (mostly native Alaskan villages and their residents) that sell or lease their community development quota to other participants, including us;

•	approximately 3.5% of the total allowable catch is set aside for pollock by-catch in other fisheries;

•	the remaining 86.5% of the total allowable catch (the “directed pollock catch”) is allocated as follows:

•	50% of the directed pollock catch is allocated to catcher-vessels delivering to inshore factories;

•	40% of the directed pollock catch is allocated to catcher-processors, and catcher-vessels that deliver to catcher-processors; and

•	10% of the directed pollock catch is allocated to the catcher-vessels that deliver to at-sea processor vessels called motherships, which do not harvest.

The American Fisheries Act requires that vessels engaged in U.S. fisheries be owned by entities that are at least 75% U.S. citizen owned and controlled. This requirement applies at each tier of ownership and must also be examined in the aggregate. The Maritime Administration made a favorable determination with respect to the U.S. citizenship of the entities owning our vessels in January 2002. In 2002, we applied for and obtained confirmation that after completion of the proposed changes in our ownership structure in connection with a recapitalization in April 2002, the Maritime Administration would issue a renewed U.S. citizenship determination. On December 17, 2002, we filed annual affidavits of U.S. citizenship and on February 21, 2003, the Maritime Administration made a favorable determination of continuing eligibility with respect to the citizenship requirements of the American Fisheries Act.

To maintain our eligibility to participate in U.S. fisheries, our existing governance documents contain restrictions on transfers of ownership interests in our company or in our parent companies to non-U.S. citizens, as well as provisions allowing us to require evidence of U.S. citizenship from our equity owners and providing for the automatic redemption of interests held by non-U.S. citizens to the extent necessary to keep the percentage held by non-U.S. citizens below 22%, a safe harbor percentage we believe prudent to provide a margin of error beneath the 25% maximum.

The determinations we have received from the Maritime Administration referred to above do not extend to the citizenship status of lenders or the terms of any loan covenants and financing arrangements. Moreover, such determinations contain language in which the Maritime Administration expressly reserves the right to review these terms to determine if they constitute an impermissible shifting of control to a non-U.S. citizen lender. Based on discussions with counsel and with pertinent government officials, we believe the intention of the Maritime Administration is to prevent provisions couched as loan covenants from serving as a device to shift control to non-U.S. citizens, and not to impede conventional market based loans and credit facilities. On February 4, 2003, the Maritime Administration published final regulations implementing certain statutory requirements under the American Fisheries Act for lenders holding preferred mortgages on large U.S. flag fishing industry vessels directly or through qualified mortgage trustees. We believe that our secured lending arrangements comply with these requirements.

The American Fisheries Act is relatively new legislation. As a result, no reported judicial cases clearly interpret its meaning. For this reason, the full future impact of the American Fisheries Act on our ownership and debt capital structure remains uncertain.

The Pollock Conservation Cooperative.    By limiting participation in the U.S. Bering Sea pollock fishery, the American Fisheries Act facilitated the formation of a cooperative agreement. In December 1998, the companies owning the 20 catcher-processors named in the American Fisheries Act formed the Pollock Conservation Cooperative. The Pollock Conservation Cooperative controls 36.6% of the directed pollock catch, with the remaining 3.4% of the sector’s 40.0% controlled by seven catcher-vessels that historically delivered to the catcher-processors. The original division of share among the companies was based primarily on historical performance and was reached by the mutual agreement of the participants. In December 1999, Alaska Trawl Fisheries, one of the original Pollock Conservation Cooperative members, agreed to sell its interest to the remaining Pollock Conservation Cooperative members and its vessel, Endurance, has been permanently removed from U.S. fisheries, leaving 19 eligible catcher-processors.

Under the terms of the Pollock Conservation Cooperative membership agreement, each participating company is allocated a percentage of the directed pollock catch by private contractual arrangement. Pollock and other groundfish allocation rights under the Pollock Conservation Cooperative are freely transferable to other participants pursuant to the membership agreement, without the prior consent or approval of the other participants. Participants can then harvest and process their quota shares at their own pace with vessels named in the American Fisheries Act, within certain seasonal restrictions. The stable nature of the U.S. Bering Sea pollock fishery is partly a function of the regulatory and cooperative structure that governs its activities. In addition, the change in fishery management introduced by the American Fisheries Act allowed the catcher-processor sector to: slow the harvesting pace in order to optimize the value per ton of harvested round fish; reduce operating costs; and minimize by-catch and discards.

In 2001, 2002 and 2003, we harvested an aggregate of 17.9%, 17.9% and 18.7%, respectively, of the total allowable catch. We are allocated 16.8% of the directed pollock catch under our Cooperative agreements, and we lease the right to harvest another 0.7% of the directed pollock catch from other vessels in our fishery, bringing us to 17.5% of the directed pollock catch (which is the maximum permitted harvesting allocation of the directed pollock catch by any single entity). Our share of the directed pollock catch represented 15.1% of the total allowable catch. We supplemented our share of the directed pollock catch in 2001, 2002, 2003 and 2004 by purchasing 28.0%, 28.0%, 36.0% and 50.0%, respectively, of the community development quota (or 2.8%, 2.8%, and 3.6% and 5.0%, respectively, of the total allowable catch) from Alaska Community Development Groups, two of which are equity investors in our company. The Alaska Community Development Groups are mostly comprised of native Alaskan villages and their residents.

The Pollock Conservation Cooperative membership agreement will continue through the remainder of the named vessels’ lives, unless certain events occur, none of which we expect is likely to occur in the foreseeable future.

The following is a summary of the Pollock Conservation Cooperative current members and their allocations for 2004:

Company	Vessels	% of Directed Pollock Catch
American Seafoods	7	16.572%
Trident Seafoods	5	6.824
Arctic Storm/Fjord	2	3.633
Glacier Fish Ltd.	2	3.218
Alaska Ocean	1	3.004
Highland Light	1	1.764
Starbound Ltd.	1	1.585

Total	19	36.600%

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

Company	Vessels	% of Directed Pollock Catch
Sea Storm	1	0.8226%
Neahkanie	1	0.6679
Tracy Anne	1	0.4642
Muir Milach	1	0.4538
Ocean Harvester	1	0.4325
American Seafoods	1	0.3149
Forum Star	1	0.2441

Total	7	3.4000%

The Pollock Conservation Cooperative and the High Seas Catchers’ Cooperative have entered into an agreement that allows the High Seas Catchers’ Cooperative members to lease their allocations directly to the Pollock Conservation Cooperative members. As a result, 100% of the High Seas Catchers’ Cooperative allocation is now harvested directly by Pollock Conservation Cooperative members.

The agreement governing our current arrangements with the Alaska Community Development Groups for purchasing community development quota expires at the end of 2005.

Food Safety

The manufacture, processing, packaging, storage, distribution and labeling of food products are subject to extensive foreign, federal, state and local regulation. We are regulated by the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the U.S. Department of Commerce, European Union regulators and various U.S. State and local health and agricultural agencies. In addition, some of our facilities are subject to regular on-site inspections and our production and distribution facilities are subject to various federal, state and local environmental and workplace and food safety regulations. Failure to comply with all applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, and criminal sanctions, any of which or all of which could have a material adverse effect on our business, financial condition and results of operations. None of our products has been subject to such a recall. Additionally, we expect that the food safety regulatory environment in the U.S., Europe and Asia will become more stringent. We believe that we are in substantial compliance with all such laws and regulations. Compliance with current or future laws or regulations could require us to make material expenditures or otherwise adversely affect our business, prospects, results of operations and financial condition.

Environmental Matters

Our vessels and facilities are subject to numerous foreign, federal, state and local laws and regulations relating to the treatment, storage, handling, disposal, emission and discharge of materials into the environment, including the federal Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Emergency Planning and Community Right-To-Know Act, the Comprehensive Environmental Response, Compensation and Liability Act, and their state and local counterparts. Under some of these laws, the owner or operator of facilities may be held liable for the costs of removing or remediating of hazardous substances on or under property, regardless of whether the owner or operator knew of or was responsible for the presence of such hazardous substance and regardless of whether the release or disposal of such substances was legal at the time it occurred. We believe that we are in substantial compliance with all such laws and regulations. We also believe that none of the environmental laws and regulations that regulate our business is expected to have a material impact on our business.

Under certain environmental laws and regulations, we will be required to expend capital in the future in order to remain in compliance. We do not believe that such capital expenditures required by environmental laws currently in effect will be material.

The National Marine Fisheries Service imposes various operational requirements that limit our ability to discard unwanted species, or by-catch, in the North Pacific. Regulation regarding by-catch is from time to time debated in various forums, including the United Nations, and is the subject of public campaigns by environmental groups. Any significant change in the by-catch rules resulting from these debates or campaigns could materially increase the costs or decrease the flexibility of our fishing operations.

Competition

Ocean Harvested Whitefish

Our main competitors in the ocean harvested whitefish segment are the other members of the Pollock Conservation Cooperative, including Trident Seafoods and Glacier Fish. We also compete with inshore processors, including Maruha and Nissui, and motherships, which rely on catcher-vessels to harvest and deliver fish. In addition, we compete with other pollock fisheries, particularly the Russian pollock fishery in the Sea of Okhotsk.

We compete in selling roe primarily on the basis of quality. The price of pollock roe is heavily influenced by the size and condition of roe skeins, color and freshness and the maturity of the fish caught. In addition, pollock roe prices are influenced by anticipated Russian and U.S. production and Japanese inventory carry-over, as pollock roe is consumed almost exclusively in Japan. Roe is primarily sold at auction, where we compete to sell into the Japanese market with other participants in our fishery, as well as with Russian producers. The prices of surimi and fillets are influenced primarily by expected production in the U.S. and Russian pollock fisheries, and other factors such as carry-over inventories and changes in demand. Because surimi and fillet blocks often are composed of the same raw material, the demand for one product can influence the price of the other. Surimi and fillet blocks are also produced utilizing species of fish other than pollock, such as hake or itoyori species. However, due to differences in flesh attributes between pollock and other species, the surimi and block produced from other species are generally not used as substitutes for pollock products and thus have minimal influence on pollock pricing.

Other Seafood Products

As of December 2003, there were approximately 24 U.S. catfish processing companies, including Confish, Heartland, America’s Catch and Delta Pride, our primary competitors. We are the largest, processing over 16% of the U.S. farmed catfish processing market. In 2003, the top five and top ten U.S. catfish companies processed, in the aggregate, approximately 60% and 83% of the U.S. farmed catfish harvest, respectively.

In secondary processing, we compete both for raw materials and customers with numerous other processors. Competition for sales is based largely on price. Our competitors range from large volume, well established secondary processors to small independent importers and brokers. Our major competitors are Fishery Products International, Coldwater Seafoods, Iceland Seafood Corp. and Trident Seafoods.

Insurance

We carry customary insurance coverage, including policies on each of our vessels that provide for the payment of an assessed amount corresponding to “fair market value” (generally approximately one-half of current replacement cost) in the event of a loss of a vessel. Additionally, all of our catcher-processor vessels have a further layer of umbrella insurance which provides coverage for 80% of the difference between such fair market value and the total replacement cost for one vessel during each one-year policy term. We also carry insurance covering product liability claims. We believe that we carry adequate insurance coverage for our business activities. However, such coverage may prove to be inadequate or may not continue to be available to us. If such coverage proves to be inadequate, the sinking or destruction of, or substantial damage to, any of our vessels could have a material adverse effect on our business, financial condition or results of operations.

Employees

As of December 31, 2003, we employed approximately 1,100 full-time personnel, including approximately 100 corporate staff employees and approximately 950 employees at our catfish and secondary processing facilities. In addition to the full-time personnel, we also employ a seasonal vessel crew, either full-time or part-time, of between 1,000 and 1,300 people, depending on the season. We have an annual retention rate of over 70% and we consider relations with our employees to be good.

In addition to their regular compensation, all corporate staff participate in an incentive plan to reward achievement of performance targets.

All vessel employees are compensated based upon a pre-season estimated value per product applied to actual production and actual roe value achieved by their vessel.

RISK FACTORS

In addition to the other information contained in this annual report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition, or operating results could be adversely affected and the trading price of our outstanding bonds could decline.

Risks Relating to Our Industry and Its Regulation

The repeal of, or adverse amendments to, the American Fisheries Act and other industry regulations would likely impair our profitability.

The American Fisheries Act restricts the number of vessels operating in the catcher-processor sector of the U.S. Bering Sea pollock fishery to 19 named catcher-processor vessels, of which we own and operate seven, and allocates 40% of the directed pollock catch to this sector (with 36.6% being allocated to these 19 catcher-processor vessels and 3.4% being allocated to catcher-vessels). In the event that the American Fisheries Act and other related industry regulations were repealed or modified to permit additional large vessels to operate in the catcher-processor sector of the U.S. Bering Sea pollock fishery, we could be subject to new competition that could adversely affect our profitability. In addition, our pollock harvesting rights and profitability would be adversely affected if the American Fisheries Act and other industry regulations were repealed or modified in a manner that decreases the percentage of the total pollock harvest allocated to the 19 catcher-processor vessels named in the Act. A repeal or modification of the American Fisheries Act or other industry regulations could result from changes in the political environment, a significant increase or decrease in the pollock biomass or other factors, all of which are difficult to predict and are beyond our control.

The relatively stable and predictable nature of our harvesting operations and our efficiencies would deteriorate if the Pollock Conservation Cooperative agreement were terminated or adversely changed.

The members of the Pollock Conservation Cooperative, which is comprised of all participants in the catcher-processor sector of the U.S. Bering Sea pollock fishery, have agreed that each member will catch only an agreed-upon share of the total allowable catch allocated to the catcher-processor sector in that fishery. By establishing allocations among all catcher-processors, the Pollock Conservation Cooperative, which we refer to as the Cooperative, ensures that members will have the opportunity to harvest a fixed percentage of the total pollock harvest and removes the incentives to harvest and process pollock as fast as possible, thereby giving each member a greater opportunity to optimize operational efficiencies. The Cooperative could be terminated as a result of an adverse change in the American Fisheries Act allocations, the bankruptcy of a Cooperative member or the decision of two or more Cooperative members. The termination of the Cooperative or any adverse change to the allocation system currently in place under the agreement could increase the volatility of our operations, cause us to lose operational efficiencies and have an adverse effect on our existing harvesting rights.

Growth in our core pollock harvesting operations and our profitability are limited by the American Fisheries Act.

The American Fisheries Act imposes a statutory limit on the maximum amount of pollock that we may independently harvest equal to 17.5% of the directed pollock catch. We are allocated 16.8% of the directed pollock catch under our Cooperative agreements, and we lease the right to harvest another 0.7% of the directed pollock catch from other vessels in our fishery, bringing us to the 17.5% limit.

Our business could be materially affected if the community development quota we purchase is significantly reduced or eliminated or offered to us at prices we consider unreasonable.

We supplement our pollock harvest through the purchase of community development quota, which plays an important part in our strategy of maximizing access to pollock. The primary agreements governing our current arrangements for purchasing community development quota expire at the end of 2005. The Alaska Community

Development Groups from which we purchase community development quota could decline to continue to sell their quota to us or could offer their quota at prices we consider unreasonable, which could materially adversely affect our business.

In addition, every three years the state of Alaska may re-allocate the community development quota allocation among the six Alaska Community Development Groups. The next reallocation is for the period beginning 2006. The Alaska Community Development Groups from which we purchase community development quota could have their quota allocation reduced below current levels. If any significant reduction were to occur, we could experience a significant decline in our revenues, earnings and profitability.

Our ocean harvested whitefish operations are subject to regulatory control and political pressure from interest groups that may seek to materially limit our ability to harvest fish.

Under the American Fisheries Act, the Magnuson-Stevens Fishery Conservation and Management Act and other relevant statutes and regulations, various regulatory agencies, including the National Marine Fisheries Service and the North Pacific Fishery Management Council, are endowed with the power to control our harvest of pollock and other groundfish in the fisheries of the North Pacific. These regulatory agencies have the authority to materially reduce the Alaska pollock total allowable catch allocated to the catcher-processor sector as well as our allocation of pollock and other groundfish without any compensation to us.

These regulators may decrease or eliminate our allocation of the fish supply from a broad spectrum of lobbying interests including:

•	native Alaskan groups seeking a greater allocation of the pollock harvest to be devoted to community development quotas;

•	other sectors of the pollock fishery, such as inshore processors who periodically seek an increased allocation of the pollock harvest devoted to the on-shore sector; and

•	environmental protection groups.

The laws and rules that govern the highly regulated fishing industry could change in a manner that would have a negative impact on our operations. In addition, protests and other similar acts of politically motivated third party groups could cause substantial disruptions to the ability of our vessels to engage in harvesting activities. These factors may affect a substantial portion of our harvesting and processing operations in any year, which could have a material adverse effect on our business, results of operations or financial condition.

Regulations related to our by-catch could impose substantial costs on our operations and reduce our operational flexibility.

The National Marine Fisheries Service imposes various operational requirements aimed at limiting our ability to discard unwanted species, or by-catch, in the North Pacific. Regulation regarding by-catch is from time to time debated in various forums, including the United Nations, and is the subject of public campaigns by environmental groups. Any significant change in the by-catch rules resulting from these debates or campaigns could materially increase our costs or decrease the flexibility of our fishing operations.

Efforts to protect endangered species, such as Steller sea lions, may significantly restrict our ability to access our primary fisheries and revenues.

There is a risk that access to certain areas of the primary fisheries in which we operate could be restricted due to constraints imposed by governmental authorities in response to the listing of endangered species, such as Steller sea lions, for purposes of the Endangered Species Act. Since 1990, the National Marine Fisheries Service has issued various biological opinions as to the impact on Steller sea lions of the pollock and other groundfish fisheries of the U.S. Bering Sea. These opinions have analyzed the effects of the various groundfish fisheries in the waters off Alaska and have recommended actions to avoid jeopardy for the western population of Steller sea lions and the adverse modification of its habitat. Based upon these opinions, the National Marine Fisheries

Service has adopted several regulations relating to the protection of Steller sea lions which have caused us to harvest our allocation of pollock and other groundfish from less than the full territory of the fisheries in which we have historically operated.

The regulations to protect endangered species, such as Steller sea lions, may significantly restrict our fishing operations and revenues. Further, whatever measures are adopted may be found to be inadequate or not in compliance with the Endangered Species Act. Therefore, as has occurred in the past, a court may in the future force us to modify our fishing operations by restricting our access to certain areas of the primary fisheries in which we operate in order to ensure the protection of the Steller sea lions in compliance with the Endangered Species Act. These restrictions could have an impact on our fishing operations, profitability and revenues, which may be material to our business.

In addition, the U.S. Fish and Wildlife Service is currently preparing a biological opinion on the effects of the Bering Sea/Aleutian Islands/Gulf of Alaska groundfish fisheries on bird species listed under the Endangered Species Act, in particular the short-tailed albatross. The National Marine Fisheries Service is also conducting an assessment of the potential interactions between short-tailed albatross and equipment used by trawl vessels in these fisheries. The measures that could be imposed as a result of these investigations could have an impact on our fishing operations, profitability and revenues, which may be material to our business.

The National Marine Fisheries Service has determined that under certain circumstances, the short-tailed albatross do interact with longliners’ gear. There is a risk that additional measures to prevent short-tailed albatross mortality may be required. Such measures may include temporary time and area closures within the U.S. Bering Sea Pacific cod fishery.

If we and members of our crew fail to comply with applicable regulations, our vessels may become subject to liens, foreclosure risks and various penalties and our fishing rights could be revoked.

Our industry is subject to highly complex statutes, rules and regulations. For example, we are subject to statutory and contractual limitations on the type and amount of fish we may harvest, as well as restrictions as to where we may fish within our fisheries. If we or members of our crew violate maritime law or otherwise become subject to civil and criminal fines, penalties and sanctions, our vessels could be subject to forfeiture and our fishing rights could be revoked. The violations that could give rise to these consequences include operating a vessel with expired or invalid vessel documentation or in violation of trading restrictions, violating international fishing treaties or fisheries laws or regulations, submitting false reports to a governmental agency, interfering with a fisheries observer or improperly handling or discarding pollock roe. Because our vessels’ harvesting and processing activities take place at sea, outside the day-to-day supervision of senior management, members of the crews of our vessels may have been guilty of infractions or violations that could subject them or us to significant penalties, which could have a material and adverse effect on our results of operations and financial condition.

In 2001, we became aware of allegations that certain crew members may have tampered or attempted to tamper with measurement equipment on board one or more of our vessels, principally related to the 2001 fishing season. In 2002, we received additional tampering allegations relating to one of our vessels. The National Marine Fisheries Service conducted an investigation regarding these allegations, and in consultation with the National Marine Fisheries Service, we also conducted an internal investigation regarding these allegations. In 2004, we received additional tampering allegations relating to one of our vessels. We and the National Marine Fisheries Service are currently conducting an investigation regarding these allegations. It is possible that violations may have occurred or may occur in the future.

In addition, our vessels may become subject to liens imposed by operation of maritime law in the ordinary course of business. These include liens for unpaid crew wages, liens for damages arising from maritime torts, liens for various services provided to the vessel and liens arising out of the operation, maintenance and repair of the vessel. The holders of these liens may have the right to foreclose on the vessel if the circumstances giving rise to the liens are not adequately addressed.

If we do not comply with rules regulating non-U.S. citizen ownership and control of fishing vessels, we could lose our eligibility to participate in U.S. fisheries.

The American Fisheries Act requires that vessels engaged in U.S. fisheries be owned by entities that are at least 75% U.S. citizen owned and controlled. This requirement applies at each tier of ownership and must also be examined in the aggregate.

If the provisions and procedures we adopt prove to be inadequate, we could lose our eligibility to harvest pollock, which would have a material adverse effect on our business, financial condition or results of operations. See “Business—Government Regulation.”

In addition, the Maritime Administration expressly reserves the right to review the terms of our loan covenants and financing arrangements to determine if they constitute an impermissible shifting of control to a non-U.S. citizen lender. Based on discussions with counsel and with pertinent government officials, we believe the intention of the Maritime Administration is to prevent provisions couched as loan covenants from serving as a device to shift control to non-U.S. citizens, and not to impede conventional market based loans and credit facilities.

The American Fisheries Act is relatively new legislation. As a result, no reported judicial cases clearly interpret its meaning. For this reason, the full future impact of the American Fisheries Act on our ownership and debt capital structure remains uncertain.

Risks Related to Our Business

Our products are subject to pricing volatility, and the prices of our pollock roe and pollock surimi products, which declined significantly in 2003, may remain at their current low levels or decline even further, which would significantly reduce our profitability.

The sale of pollock roe is our highest margin business. Pollock roe prices have experienced significant volatility in recent years and may continue to do so in the future. The average price of pollock roe that we sell is heavily influenced by the size and condition of roe skeins, its color and freshness, the maturity of the fish caught, the grade mix of the pollock roe and market perceptions of supply. In addition, pollock roe prices are influenced by anticipated Russian and U.S. production and Japanese inventory carry-over, as pollock roe is consumed almost exclusively in Japan. In addition, a decline in the quality of the pollock roe that we harvest or fluctuations in supply could cause a significant decline in the market price of pollock roe, which would reduce our margins and revenues.

In addition, during the second half of 2003, our financial results and liquidity were adversely affected by lower pollock surimi prices and lower sales volume. The quantity of pollock surimi inventories we held at December 31, 2003 was approximately 1.5 times higher than the average pollock surimi inventories we held over the last three years. Over the last five years, our seasonal average pollock surimi prices have fluctuated within a range of approximately 200 to 300 yen per kilogram. In the second half of 2003, our average pollock surimi price was at the low end of that range.

Partly as a result of these pricing factors, together with high inventories, our overall performance in 2003 was at a level that would have caused us to be in violation of certain of our financial bank covenants. To prevent this potential violation, during the third quarter of 2003, we cancelled 2003 management bonuses and reversed accruals of those bonuses through June 30, 2003, in accordance with the terms of certain of our employment agreements and our general bonus policy, which does not require the payment of bonuses based on financial performance for any year in which there is or would be a violation of a covenant under our credit agreement. Despite the cancellation and reversal of these bonuses, we would have been in violation of those financial covenants under our existing credit agreement at the end of 2003 if we had not obtained a covenant modification from our bank lenders. Prices and sales volume may remain at these low levels or decline even further, which would materially and adversely affect our results of operations.

High catfish prices charged by farmers would adversely impact our catfish operations if market prices for our catfish products do not increase proportionally.

If prices at which we purchase catfish increase without a proportionate increase in the prices at which we sell our catfish products, our ability to maintain profitability in our catfish processing operations will be adversely affected. In the second half of 2003, many of the farmers from whom we purchase catfish increased their prices to levels that jeopardized our ability to maintain satisfactory profit margins in the catfish processing operations. As a result, in September 2003, we temporarily closed our catfish processing plant in Demopolis, Alabama. Our Demopolis plant resumed full operations in October 2003. However, the prices charged by catfish farmers have remained at relatively high levels, which have adversely affected our catfish processing results. Prices at which farmers are willing or able to sell their catfish to us could remain at levels that do not enable us to maintain satisfactory margins and do not allow us to continue these operations without further shutdowns or interruptions.

A material decline in the population and biomass of pollock, other groundfish and catfish stocks in the fisheries in which we operate would materially and adversely affect our business.

The population and biomass of pollock and other groundfish stocks are subject to natural fluctuations which are beyond our control and which may be exacerbated by disease, reproductive problems or other biological issues. Pollock stocks are also largely dependent on proper resource management and enforcement. The overall health of a fish stock is difficult to measure and fisheries management is still a relatively inexact science. Since we are unable to predict the timing and extent of fluctuations in the population and biomass of the pollock stocks, we are unable to engage in any measures that might alleviate the adverse effects of these fluctuations. Any such fluctuation which results in a material decline in the population and biomass of the pollock stocks in the fisheries in which we operate would materially and adversely affect our business. Conversely, a significant increase in Russian pollock stocks could dramatically reduce the market price of our products.

Our catfish operations are also subject to the risk of variations in supply. For example, disease in catfish ponds could reduce catfish stocks and adversely affect our business.

Our business is subject to Japanese currency fluctuations that could materially adversely affect our financial condition and liquidity.

Our profitability depends in part on revenues received in Japanese yen as a result of sales in Japan. During 2003, our Japanese sales represented 24.9% of our total revenues. A decline in the value of the yen against the U.S. dollar would adversely affect our earnings from sales in Japan. Fluctuations in currency are beyond our control and are unpredictable. During the year ended December 31, 2002, the value of the dollar declined by 9.6% against the yen, from ¥131.26 per $1.00 to ¥118.64 per $1.00. During the year ended December 31, 2003, the value of the dollar declined by 9.9% against the yen, from ¥118.64 per $1.00 as of December 31, 2002 to ¥106.91 per $1.00, as of December 31, 2003. To hedge our business from Japanese currency fluctuations, we conduct several hedging activities; however, these hedging activities may not be sufficient to provide complete protection against loss and, accordingly, any such fluctuations could adversely affect our revenues.

In addition to our revenues being exposed to Japanese currency fluctuations, our liquidity can also be impacted by unrealized losses sustained to our portfolio of foreign exchange contracts. A majority of these contracts have been entered into with a financial institution that requires collateralization of unrealized losses sustained by the portfolio above a certain threshold. To mitigate our short-term liquidity risk with respect to these collateralization requirements, we have placed standing orders to forward purchase yen should the yen strengthen to certain spot rates. With the yen strengthening, two of these standing orders have been executed. The orders are significant and of a shorter duration than the portfolio of our foreign exchange contracts and, as a result, could have a significant adverse impact on our short-term liquidity should the yen strengthen in relation to the U.S. dollar.

The segments of the seafood industry in which we operate are competitive, and our inability to compete successfully could adversely affect our business, results of operations and financial condition.

We compete with major integrated seafood companies such as Trident Seafoods, Nippon Suisan and Maruha, as well as with inshore processors that operate inshore on fixed location processing facilities, relying on catcher-vessels to harvest and deliver fish for processing. We also compete with motherships that are solely at-sea processors, relying on catcher-vessels to harvest and deliver fish for processing. Additionally, we compete with other pollock fisheries, particularly the Russian pollock fishery in the Sea of Okhotsk. Some of our competitors have the benefit of marketing their products under brand names that have better market recognition than ours, or have stronger marketing and distribution channels than we do. In addition, other competitors may produce better quality products or have more advantageous pricing margins than we do. We may not be able to compete successfully with any of these companies. In addition, production and distribution of substitute products for pollock could have a significant adverse impact on our profitability. Increased competition as to any of our products could result in price reduction, reduced margins and loss of market share, which could negatively affect our profitability. An increase in imported products in the U.S. at low prices could also negatively affect our profitability.

All of our business activities are subject to a variety of natural risks, which could have a material adverse effect on our business, financial condition or results of operations.

The U.S. Bering Sea pollock fishery, which is the primary fishery in which we operate, is characterized by extreme sea conditions. Unusual weather conditions could materially and adversely affect the quality and quantity of the fish products we produce and distribute.

Our vessels are expensive assets that are subject to substantial risks of serious damage or destruction. The sinking or destruction of, or substantial damage to, any of our vessels would entail significant costs to us, including the loss of production while the vessel was being replaced or repaired. Our insurance coverage may prove to be inadequate or may not continue to be available to us. In the event that such coverage proves to be inadequate, the sinking or destruction of, or substantial damage to, any of our vessels could have a material adverse effect on our business, financial condition or results of operations.

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

We may be required to pay significant damages in connection with litigation that is pending against us.

A pending lawsuit against us could require us to pay significant damages, which could have a material adverse effect on our business, results of operations or financial condition. See “Item 3—Legal Proceedings.”

We may be adversely affected by a pending IRS audit.

Currently, the IRS is conducting an audit of our tax return for the year 2000 and the tax return of ASC, Inc., with respect to tax years 1999 and 2000. In addition, the IRS has indicated its intention to audit ASC, Inc. with respect to the tax year 2001. We do not know what issues will be raised in the course of this audit and such audit could result in adjustments that could have a material adverse effect on our financial condition.

We may incur material costs associated with compliance with environmental regulations.

We are subject to foreign, federal, state, and local environmental regulations, including those governing discharges to water, the management, treatment, storage and disposal of hazardous substances, and the remediation of contamination. If we do not fully comply with environmental regulations, or if a release of hazardous substances occurs at or from one of our facilities or vessels, we may be subject to penalties and could be held liable for the cost of remediation. For example, an accident involving one of our vessels could result in significant environmental liability, including fines and penalties and remediation costs. If we are subject to these penalties or costs, we may not be covered by insurance, or any insurance coverage that we do have may not cover the entire cost. Compliance with environmental regulations could require us to make material capital expenditures and could have a material adverse effect on our results of operations and financial condition.

We produce and distribute food products that are susceptible to contamination and, as a result, we face the risk of exposure to product liability claims and damage to our reputation.

As part of the fish processing, small pieces of metal or other similar foreign objects may enter into some of our products. Additionally, our fish products are vulnerable to contamination by disease-producing organisms or pathogens. Shipments of products that contained foreign objects or were so contaminated could lead to an increased risk of exposure to product liability claims, product recalls, adverse public relations and increased scrutiny by federal and state regulatory agencies. If a product liability claim were successful, our insurance might not be adequate to cover all the liabilities we would incur, and we might not be able to continue to maintain such insurance, or obtain comparable insurance at a reasonable cost, if at all. If we did not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could significantly increase our operating costs. In addition, even if a product liability claim was not successful or was not fully pursued, the negative publicity surrounding any such assertion could harm our reputation with our customers.

Our operations are labor intensive, and our failure to attract and retain qualified employees may adversely affect us.

The segments of the harvesting and processing industry in which we compete are labor intensive and require an adequate supply of qualified production workers willing to work in rough weather and potentially dangerous operating conditions at sea. Some of our operations have from time to time experienced a high rate of employee turnover and could continue to experience high turnover in the future. Labor shortages, the inability to hire or retain qualified employees or increased labor costs could have a material adverse effect on our ability to control expenses and efficiently conduct our operations. We may not be able to continue to hire and retain the sufficiently skilled labor force necessary to operate efficiently and to support our operating strategies, or we may not continue to experience favorable labor relations. In addition, our labor expenses could increase as a result of a continuing shortage in the supply of personnel. Changes in applicable state and federal laws and regulations could increase labor costs, which could have a material adverse effect on our business, results of operations and financial condition.

Our substantial indebtedness could adversely affect our cash flow and prevent us from fulfilling our financial obligations, including making payment on our outstanding notes.

We have a significant amount of debt. The degree to which we are leveraged could have important consequences. For example it could:

•	make it more difficult for us to satisfy our debt obligations;

•	require us to dedicate a significant portion of our cash flow from operations to the payment of the principal and interest on our indebtedness, thereby reducing funds available for future operations, capital expenditures acquisitions and other general corporate expenses;

•	limit our ability to obtain additional future financing, if we need it, due to applicable financial and restrictive covenants in our existing debt;

•	limit our flexibility to plan for and react to changes in our business or strategy;

•	increase our vulnerability to adverse economic and industry conditions; and

•	place us at a competitive disadvantage to less leveraged competitors.

We have incurred significant costs related to the proposed initial public offering of our wholly-owned subsidiary, American Seafoods Corporation which, if not consummated, will result in a significant charge against our earnings that could cause us to be in violation of certain financial covenants under our credit agreement.

At December 31, 2003, our wholly-owned subsidiary, American Seafoods Corporation (“ASC”), had incurred approximately $7.9 million in costs and expenses in connection with its proposed initial public offering. In addition, ASC has incurred significant costs related to this offering since December 31, 2003. These costs are currently capitalized on our balance sheet. However, if the offering is not consummated, we will have to write off these costs and take a significant charge against our earnings, which will materially and adversely affect our results of operations and which could cause us to be in violation of certain of financial covenants under our credit agreement.

Available Information

We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC. The address of the SEC’s Internet site is http://www.sec.gov. We make available free of charge on or through our Internet site, www.americanseafoods.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of our annual report. We will voluntarily provide electronic or paper copies of our filings free of charge upon request.

Item 2.	Properties

We own and operate the largest fleet (consisting of seven vessels which are subject to certain liens under our existing credit agreement) within the catcher-processor sector of the U.S. Bering Sea pollock fishery. Our catcher-processor vessels range in length from approximately 260 to 340 feet, generate between 6,500 and 10,000 horsepower each in their main engines (allowing the vessels to operate under extreme sea conditions) and each carry between 90 to 125 crew members. Each of our catcher-processors meets the rigorous seaworthiness requirements of Det Norske Veritas, the highest vessel classification standard in the world. All of our vessels targeting pollock are equipped with both surimi and fillet lines and fishmeal plants and can shift production plans between surimi and block products. The catcher-processors targeting pollock have the capability to produce between 110 metric tons and 150 metric tons of frozen product daily and can harvest approximately 100 metric tons of fish per haul. An appraisal conducted in 2002 estimated that our fleet has a replacement cost of approximately $545.0 million.

We own and operate three freezer-longliners in the fixed gear sector of the U.S. Bearing Sea Pacific cod fishery, ranging in length from approximately 125 to 140 feet. Our freezer-longlingers are coast guard inspected each year and are maintained under similar rigorous maintenance standards as our catcher-processors. These vessels carry an average of 20 crew members and operate in the U.S. Bering Sea/Aleutian Islands Pacific cod fishery, producing headed and gutted cod that is sold primarily in the European, Asian and North American markets.

Our fleet consists of the following vessels:

Vessel	Vessel type	Built	Length (feet)
American Dynasty	Catcher-Processor	1989	272
American Triumph	Catcher-Processor	1991	285
Ocean Rover	Catcher-Processor	1990	256
Northern Hawk	Catcher-Processor	1991	341
Northern Eagle	Catcher-Processor	1988	341
Northern Jaeger	Catcher-Processor	1991	336
Katie Ann	Catcher-Processor	1986	295
Lilli Ann	Freezer-Longliner	1991	141
Deep Pacific	Freezer-Longliner	1991	125
North Cape	Freezer-Longliner	1989	123
American Challenger(1)	Catcher-Vessel	1992	106

(1)	Represents a vessel that is listed as a catcher-vessel in the American Fisheries Act and therefore may not process pollock in the U.S. Bering Sea pollock fishery. We do not operate this vessel.

We own and operate two catfish processing facilities located in Greensboro and Demopolis, Alabama. Combined, these processing facilities operate a total of fifteen processing lines and are capable of processing approximately 425,000 pounds of live catfish per day. We own live hauling equipment, including 15 aerated tank trucks used to harvest and transport the live catfish to our processing facilities. We also own and operate a fleet of approximately 30 trucks used for distribution of our products.

We also own and operate a facility in New Bedford, Massachusetts comprised of a secondary processing facility for frozen and block products, a cold storage space for over 9,100 pallets and a corporate office. This facility also includes a state-of-the-art wet-fish processing facility focused primarily on grading and processing scallops.

Our corporate headquarters, which we lease, is located in Seattle, Washington. We benefit from a preferential docking agreement with the Port of Seattle that provides for the docking of all of our vessels during the off-season. We also lease office space in Tokyo, Japan. Additionally, in Dutch Harbor, Alaska we lease office space and warehouse facilities and use several docking facilities during the fishing season.

We believe that our existing vessels and facilities are adequate for our current operations.

Item 3.	Legal Proceedings

Litigation

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

Crew Member Lawsuit.    On October 19, 2001, a complaint was filed in the United States District Court for the Western District of Washington and the Superior Court of Washington for King County. An amended complaint was filed in both courts on January 15, 2002. The amended complaint was filed against us by a former vessel crewmember on behalf of himself and a class of over 500 seamen, although neither the United States District Court nor the Superior Court certified this action as a class action. On June 13, 2002, the plaintiffs voluntarily dismissed the complaint filed in the Superior Court. The complaint filed alleged that we breached our contract with the plaintiffs by underestimating the value of the catch in computing the plaintiffs’ wages. The plaintiffs demanded an accounting of their crew shares pursuant to federal statutory law. In addition, the plaintiffs requested relief under a Washington statute that would render us liable for twice the amount of wages withheld, as well as judgment against us for compensatory and exemplary damages, plus interest, attorneys’ fees and costs, among other things. The plaintiffs also alleged that we fraudulently concealed the underestimation of product values, thereby preventing the discovery of their cause of action. The alleged conduct took place prior to January 28, 2000, the date our business was acquired by Centre Partners and others through ASLP. On September 23, 2003, the District Court ruled in our favor on our motion for summary judgment, finding that all of the plaintiffs’ claims were time-barred. The District Court directed the Clerk to enter judgment in our favor with prejudice and costs. The plaintiff has filed a motion for reconsideration of this order, which was also denied by the court. The plaintiffs have filed an appeal with the Ninth Circuit Court of Appeals. We have not recorded a liability related to this matter as of December 31, 2003 as the outcome is uncertain and the amount of loss, if any, is not estimable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for our common equity.

We are part of a group of subsidiaries that are wholly owned by ASLP. As of March 30, 2004, ASLP directly owns approximately 99.4% of the common equity interests in, and is the managing member of, Holdings. Bernt O. Bodal and Webjorn Eikrem own directly approximately 0.4% and 0.2%, respectively, of Holdings interests. Holdings directly owns 100% of American Seafoods Consolidated LLC, which, in turn, directly owns 90% and indirectly owns the remaining 10% of the Company. ASC, Inc. owns approximately 10% of the Company and has an interest with preferred allocation and distribution rights.

As of March 30, 2004 the beneficial ownership through ASLP, held by Centre Partners, Coastal Villages Region Fund, Bernt O. Bodal and our directors and officers as a group was 23.3%, 36.7%, 22.4% and 33.1%, respectively.

There are restrictions imposed on distributions to partners by covenants contained in the Amended and Restated Credit Agreement, dated as of April 18, 2002, among Holdings, American Seafoods Consolidated LLC, the Company, the banks and other financial institutions, Harris Trust and Savings Bank, as Documentation Agent, the Bank of Nova Scotia, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Issuing Lender and Swingline Lender. Distributions are limited to an amount that will enable the partners to pay Theoretical Tax, as defined, on the amount of taxable income of the Company and its subsidiaries allocated to such partners. See “Item 8—Financial Statements and Supplementary Data, Notes 8 and 9”.

The Company is required under the terms of its Limited Liability Company agreement to pay a preferred return to ASC, Inc. This annual return is equal to 8.25% of that member’s contributed capital. The cumulative preferred return as of December 31, 2003 was $34.1 million. The remaining net income of the Company is allocated to its members based upon a pro rata share of their membership units. To date, no preferred return has been distributed to ASC, Inc. in cash.

Item 6.	Selected Financial Data

Set forth below are Selected Financial Data for American Seafoods Group LLC as of and for the years ended December 31, 2001, 2002, and 2003 and for the period January 28, 2000 through December 31, 2000 and for the Predecessor Business as of and for the year ended December 31, 1999 and the period January 1, 2000 through January 27, 2000. The selected historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with “Item 7—Management’s Discussion and

Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes included elsewhere in this annual report.

	Predecessor Business Year Ended December 31,			American Seafoods Group LLC Year Ended December 31,
	1999	January 1 through January 27, 2000	January 28 through December 31, 2000	2001	2002	2003
	(dollars in thousands)
Statement of Operations Data:
Total revenue	$240,715	$9,719	$252,346	$336,839	$332,872	$411,363
Operating profit (loss)	49,179	(4,334)	29,858	33,507	43,753	58,994
Interest expense, net	(15,547)	(4,252)	(38,259)	(34,872)	(38,765)	(40,218)
Loss from debt repayment and related write-offs	—	—	—	—	(15,711)	—
Income from continuing operations before income taxes	9,923	1,828	10,737	16,276	8,577	14,680
Statement of Cash Flow Data:
Cash flows from operating activities	18,510	20,685	43,098	84,096	93,976	46,022
Cash flows from investing activities	255	(626)	(274,576)	(13,706)	(58,685)	(13,122)
Cash flows from financing activities	(18,752)	(4,973)	235,848	(72,487)	(32,392)	(32,804)

		As of December 31,
		1999	2000	2001	2002	2003
Balance Sheet Data:
Property, vessels and equipment, net		$224,566	$267,868	$254,337	$253,082	$225,965
Total assets		321,746	524,252	516,847	520,903	519,448
Long term debt, notes payable and fishing rights obligation		230,497	369,072	326,499	550,063	527,282
Members’ Interest/Equity (deficit)		(1,948)	132,392	154,887	(78,581)	(112,141)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Business Overview

We are one of the largest integrated seafood companies in the U.S. in terms of revenues. We harvest and process a variety of fish species aboard our sophisticated catcher-processor vessels, aboard our freezer-longliner vessels and at our land-based processing facilities, and market our products to a diverse group of customers in North America, Asia and Europe. We are the largest harvester and at-sea processor of pollock and hake and the largest processor of catfish in the U.S. In addition, we harvest and/or process additional seafood, including cod, scallops and yellowfin sole. We maintain an international marketing network through our U.S., and Japan offices and through an affiliated European office owned by Holdings and have developed long-term relationships with our U.S. and international customer base.

We operate in two principal business segments, ocean harvested whitefish and other seafood products. The ocean harvested whitefish segment includes the harvesting and processing of pollock, cod, hake and yellowfin sole. Processing of ocean harvested whitefish occurs on our vessels while at sea and at our facilities in Massachusetts. The other seafood products segment includes the processing of catfish and scallops at our facilities in Alabama and Massachusetts.

The most significant portion of our revenues and profitability is derived from our ocean harvested whitefish segment. The performance of our ocean harvested whitefish segment largely depends on the amount of pollock, cod and hake resources that we harvest each year. During 2003, we harvested approximately 328,000 metric tons in our ocean harvested whitefish segment.

Pollock represents the most significant portion of our harvest and the most significant portion of our net sales both in terms of volume and revenues. In 2003, we sold approximately 72,300 metric tons of flesh product, which represented approximately 82% of the flesh products produced in our ocean harvested whitefish segment. Some of our products exhibit commodity like pricing characteristics. These prices fluctuate from season to season and year to year as a result of factors such as market conditions, inventory levels and production volumes.

We operate in three primary U.S. fisheries, the U.S. Bering Sea pollock fishery, the U.S. Bering Sea Pacific cod fishery and the U.S. hake fishery. For each U.S. fishery, the fishery management council determines the annual total allowable catch, which is the total weight of fish that can be harvested. In addition to the amount of the total allowable catch that we harvest, we supplement our pollock and longline cod harvest by purchasing community development quota allocated to Alaska Community Development Groups.

Proposed Initial Public Offering

We are pursuing an initial public offering transaction that, if consummated, would include refinancing all of our funded indebtedness. On February 19, 2004, American Seafoods Corporation (“ASC”), a Delaware corporation and an affiliate of the Company filed Amendment No. 3 to the registration statement on Form S-1 with the Securities and Exchange Commission relating to the proposed initial public offering of (a) approximately $650 million of income deposit securities (“IDSs”) representing shares of ASC’s common stock and notes and (b) approximately $38.1 million of ASC’s notes sold separately (not in the form of IDSs). The Company intends to use a portion of the net proceeds from the proposed offering to acquire equity interests in and subordinated notes of American Seafoods Holdings, L.P. (the successor to American Seafoods Holdings LLC), the Company’s parent. While we believe the offering is probable, there can be no assurance that the offering will be completed.

2003 Overview

Our operating profit in 2003 increased $15.2 million, or 34.8%, compared to our operating profit in 2002 because lower pollock surimi and roe prices and slower ocean harvested whitefish sales in 2003 were more than offset by a reduction in equity-based compensation, the positive effects of the addition of a full year of operations of Southern Pride, higher pollock recovery rates and an increase in our community development quota. In addition, a decrease in the price of roe products from 2002 to 2003 was more than offset by an increase in 2003 roe recovery rates, which resulted in more finished roe product being available for sale during 2003. Excluding the $16.2 million reduction in equity-based compensation, our operating profit decreased $1.0 million, or 1.5%, compared to 2002.

More specifically, our average yen-denominated pollock surimi prices declined from 278 yen per kilogram in 2002 to 222 yen per kilogram in 2003, or approximately 20%. Carry-over ocean harvested whitefish inventories increased from approximately 6,900 metric tons as of December 31, 2002 to approximately 19,700 metric tons as of December 31, 2003. In addition, we included catfish sales for the entire year in 2003 compared to the inclusion of catfish sales for less than one month in 2002 as the Southern Pride acquisition was completed in December 2002. Metric tons produced per metric ton of round weight harvested increased by approximately 8% compared to 2002, resulting in more finished product available for sale. We also had an 11,000 metric ton increase in our Community Development Quota that we purchased from Alaska Community Development Groups.

Largely as a result of lower pollock surimi prices and higher carry-over ocean harvested whitefish inventories, we would have been in violation of our leverage covenant under our existing credit agreement at September 30, 2003 and December 31, 2003. However, our employee bonuses were cancelled because of that potential violation and we also obtained a covenant modification from our bank lenders.

Corporate History

In January 2000, ASLP purchased from Norway Seafoods all of the outstanding stock of American Seafoods Company (now referred to as ASC, Inc.). The acquisition also involved the purchase of six additional catcher-

processors, one catcher-vessel and certain assets of Frionor USA (now called American Seafoods International LLC). ASG was formed in connection with the acquisition. ASG is wholly owned by ASLP through several ASLP subsidiaries including Holdings, Consolidated and ASC, Inc., which holds both preferred and common equity interests of ASG. The acquisition was accounted for as a purchase, and all of the debt, assets and goodwill relating to the acquisition have been “pushed down” to our balance sheets. The purchase accounting resulted in all assets and liabilities being recorded at their estimated fair values on that date. The aggregate purchase price for the acquisition was $477.9 million, including acquisition costs. The acquisition was financed through short-term seller financing, long-term debt and seller long-term subordinated promissory notes. In addition, ASLP issued a warrant for the purchase, at a future date, of additional partnership interests in ASLP to an affiliate of Norway Seafoods. The warrant entitled the holder to purchase ASLP partnership units at a price per unit equal to the amount per unit contributed at that time by the ASLP partners. The warrant was redeemed on October 4, 2002.

PLC harvests and processes ocean harvested whitefish, primarily cod, in the U.S. Bering Sea. In August 2001, we, along with two other partners, formed PLC in order to acquire three freezer-longliner vessels. Our initial ownership through this transaction was 60% of PLC. On April 18, 2002, in connection with a recapitalization, we distributed our controlling and majority interest in PLC to Holdings. As a result of this distribution, in 2002 we presented PLC as a discontinued operation in our consolidated financial statements. On December 31, 2003, Holdings contributed its 80% ownership interest in PLC back to us. Therefore, our 2002 consolidated financial results have been restated to include the operations of PLC, which are included in the consolidated financial statements for all periods presented. The restructuring of the ownership of PLC did not result in the recognition of gains or losses in our consolidated financial statements. Effective January 1, 2004 we purchased the third party minority interest in PLC and increased our ownership to 100%.

Effective December 16, 2002, we purchased substantially all of the assets of Southern Pride Catfish LLC and Southern Pride Catfish Trucking, Inc. or, collectively, Southern Pride. These entities are engaged in the business of catfish harvesting, processing and distribution. The acquired assets included, among other things, certain real property, fixtures, equipment, accounts receivable, intellectual property, customer and other contracts, and cash on hand. The purchase price was approximately $41.8 million in cash. In addition, we assumed substantially all of the liabilities of Southern Pride, other than certain specifically excluded liabilities, and paid bank debt of Southern Pride in the amount of approximately $2.4 million. The acquisition was financed with additional indebtedness under our existing credit facility.

Revenues and Expenses

Ocean Harvested Whitefish Revenues.    Revenues in our ocean harvested whitefish segment are primarily driven by the following factors:

•	the volume of pollock and other whitefish harvested annually by our catcher-processors and freezer-longliners;

•	the quantity of finished product we are able to produce (determined by the flesh and roe recovery rates);

•	the prevailing market prices for the pollock products we sell, such as roe, surimi (a fish protein paste used in products such as imitation lobster and crabmeat) and fillet block;

•	the yen-dollar exchange rate; and

•	volume throughput for our secondary processing of ocean harvested whitefish.

Harvest volumes.    In addition to the portion of the directed pollock catch allocated to us under the Pollock Conservation Cooperative agreement, we historically have purchased additional pollock quota from other industry participants up to the 17.5% limit of the directed pollock catch. We supplemented our harvest in 2001, 2002, 2003 and 2004 by purchasing 28.0%, 28.0%, 36.4% and 50.0%, respectively, of the community development quota from Alaska Community Development Groups, which does not count against the 17.5% limitation. See “Industry and Regulatory Overview—Groundfish—Pollock Allocation.”

In October 2003, we entered into an agreement with Bristol Bay, one of the six Alaska Community Development Groups that is allocated community development quota and from whom we have purchased quota in the past. Under this agreement, Bristol Bay has granted us an exclusive license to harvest all of the pollock resource allocated to it under the Alaska Community Development Quota program for the 2004 and 2005 pollock seasons. Bristol Bay’s pollock quota for the 2004 and 2005 pollock seasons will be 2.1% of the total allowable catch, which represents approximately 21.0% of the community development quota.

In connection with our purchase of Community Development Quota from Bristol Bay, Holdings has agreed to issue to Bristol Bay, on the closing of our proposed initial public offering, a warrant to purchase an indirect interest in approximately 1% of Holdings’ equity and debt at an exercise price equal to the initial public offering price of the proposed offering. The warrant would be exercisable no earlier than the first anniversary of the issuance of the warrant and no later than December 31, 2006, and only if Bristol Bay grants us an exclusive license to harvest all of the pollock total allowable catch allocated to it under the next Community Development Quota allocation cycle.

Purchases of fish quota from related parties comprised 72.4%, 79.7% and 62.6% of total fish purchases in 2001, 2002 and 2003, respectively. These related party purchases represented approximately 47,250 metric tons of quota in 2003.

Recovery rates.    Increases in flesh and roe recovery rates, which represent the percentage of finished product produced from a whole fish, result in higher finished product volumes. Flesh recovery rate means the weight of at-sea processed products, other than fishmeal and roe, relative to the weight of fish harvested, expressed as a percentage. Roe recovery rate means the weight of at-sea processed roe, relative to the weight of fish harvested, expressed as a percentage.

Market prices.    Market prices for our ocean harvested whitefish products are primarily influenced by the aggregate supply of products produced in any given year, the anticipated inventory carry over for that year and changes in demand.

Over the last five years, our seasonal average pollock surimi prices have fluctuated within a range of approximately 200 to 300 yen per kilogram. In the second half of 2003, our average pollock surimi price was at the low end of that range. In addition to the grade mix composition, some of the factors that influence pollock surimi prices are anticipated seasonal production, overall inventory levels and buyers’ speculation of anticipated price levels.

Prices for surimi and roe products generally fluctuate year to year and do not necessarily follow a typical price cycle trend. For example, a 29.7% increase in our surimi prices, denominated in Japanese yen, from year 2001 to 2002 was primarily due to market conditions, but also due to producing a slightly higher grade mix of surimi in 2002. During the second half of 2003, the average price of our yen denominated surimi sales had decreased approximately 28.9% compared to the same period in 2002 primarily due to market conditions and a lower grade mix produced. The 2003 “A” season roe price of ¥1,778 per kilogram declined from the 2002 “A” season roe price of ¥1,906 per kilogram due primarily to a lower grade mix produced in 2003. However, the decline in roe price in 2003 was more than offset by higher 2003 roe recovery rates as compared to 2002, which resulted in slightly higher roe revenues in 2003. While pollock roe prices have experienced volatility in recent years, on a grade-by-grade basis, roe prices have remained relatively stable with the exception of 2000, which was an unusual year due largely to market conditions. With the introduction of long-term supply contracts for deepskin product in early 2000, the price for deepskin dropped from an annual average price of $1.59 per pound for 1999, to $1.32 per pound for 2000, and has leveled out at about $1.25 per pound for 2001 through 2003. Average “B” season prices through December 31, 2003 for our pollock PBO (pin bone out) block product, which is predominately sold to European customers, declined approximately 13% compared to the same period in 2002, due primarily to market conditions.

Below is a chart illustrating our average prices achieved for the years 1999 through 2003 for pollock surimi, pollock roe, deepskin and pollock block (pin bone out) products. The surimi and roe prices are noted in yen per kilogram, which is the unit price we receive from our Japanese customers.

	Average price
	1999	2000	2001	2002	2003
Pollock surimi ¥/kg	¥285	¥218	¥212	¥278	¥222
Pollock roe ¥/kg	¥1,865	¥2,856	¥2,247	¥1,906	¥1,778
Deepskin $/lb	$1.59	$1.32	$1.25	$1.24	$1.25
Pollock block pin bone out $/lb	$1.33	$0.80	$0.89	$1.06	$1.04

Average roe prices are for “A” season only as this represents more than 95% of the total roe value for each year.

Exchange rate effects.    Because we sell large quantities of roe and surimi to Japanese customers, a significant portion of our revenue is denominated in Japanese yen. This means that we could be at risk that any increase or decrease in the value of the yen relative to the dollar would increase or reduce, respectively, the amount of dollar revenues we record on the sales of our products in Japan. In order to mitigate the potentially adverse effect of fluctuations in the yen to U.S. dollar spot exchange rate, we enter into forward currency contracts. It is our risk management policy to hedge approximately 80% of our forecasted yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36, and 35% over months 37 to 48.

Other Seafood Products Revenues.    Revenues from our other seafood products segment are primarily a function of the volume of catfish and scallops that we process. The key performance driver for our other seafood products operations are the purchase price of raw materials, the volume of production and the market prices of our catfish and scallop products.

Ocean Harvested Whitefish Expenses.    The operating cost structure of the ocean harvested whitefish operations include four main cost categories:

•	variable costs driven by revenue or product volume, such as crew compensation, quota purchases, product freight and storage, marketing commissions, packaging and additives;

•	vessel-related depreciation;

•	fixed costs that are assumed to be incurred whether or not the vessel is deployed, such as insurance, repair and maintenance, nets and gear supplies, moorage, equipment rental, crew travel and general supplies; and

•	daily operating costs driven by vessel operating days, such as fuel, galley supplies, observers and technicians.

Costs of sales includes operating costs such as crew and factory personnel compensation, fish purchases, vessel fuel, other raw material purchases, packaging, insurance, other operating related expenses and depreciation applicable to property, vessels and equipment used in production. Selling costs include product freight, storage, and marketing costs. General and administrative expenses include employee compensation and benefits, rent expense, professional fees, association dues and other expenses, such as business development, office equipment and supplies.

After depreciation expense, crew compensation represents the largest operating cost for the vessel operations and is a variable cost, structured to reward each crew member based upon a pre-season estimated value per product applied to actual production and actual roe value achieved by their vessel. Quota purchase costs, the second largest operating cost after depreciation expense, are calculated as an amount per ton harvested and are incurred when we purchase quota amounts from our Alaska Community Development Group partners, catcher vessel owners and other third party fishery participants. Product freight is incurred when we transport the product to either our customer or a cold storage facility. Storage costs are incurred for product entering a cold storage facility.

Other Seafood Products Expenses.    Operating costs related to our other seafood products operations are principally comprised of the cost of raw material purchases and labor. In addition, these costs include depreciation expense related to equipment and facilities used for processing and transportation.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

Revenues.    Revenues for the year ended December 31, 2003 increased $78.5 million, or 23.6%, to $411.4 million from $332.9 million for the year ended December 31, 2002. This increase almost entirely resulted from the inclusion of catfish sales for the entire year in 2003 compared to the inclusion of catfish sales for less than one month in 2002. While total revenues increased 23.6% for the year ended December 31, 2003, ocean harvested whitefish revenues for the same period decreased $31.8 million to $280.5 million from $312.3 million for the year ended December 31, 2002, primarily due to lower sales of surimi resulting from an approximate 20% decrease in the average yen per kilogram price of surimi sold. The decrease in the revenues of our ocean harvested whitefish segment also resulted from a 17.7% decrease in the volume of surimi sold because of lagging sales. Other seafood products revenues for the period increased $110.3 million to $130.9 million from $20.6 million for the year ended December 31, 2002, almost entirely due to the inclusion of catfish sales in our revenues for the current year as a result of the December 2002 acquisition of Southern Pride.

Cost of Sales.    Cost of sales for the year ended December 31, 2003 increased $72.9 million, or 35.3%, to $279.3 million from $206.4 million for the year ended December 31, 2002. Ocean harvested whitefish cost of sales for the year ended December 31, 2003 decreased $23.4 million to $165.1 million from $188.5 million for the year ended December 31, 2002, primarily due to the lower sales of these products in 2003 when compared to 2002. Other seafood products cost of sales for the year ended December 31, 2003 increased $96.3 million to $114.2 million from $17.9 million for the year ended December 31, 2002, almost entirely due to the inclusion of catfish operations in 2003.

Gross profit for the year ended December 31, 2003 increased $5.6 million, or 4.4%, to $132.1 million from $126.5 million for the year ended December 31, 2002. Gross margins as a percent of sales for the year ended December 31, 2003 decreased to 32.1% from 38.0% for the year ended December 31, 2002, primarily due to a higher proportion of lower margin other seafood products sales in 2003 as compared to 2002. Ocean harvested whitefish gross margins increased in 2003 to 41.1% from 39.4% in 2002 primarily due to a higher proportion of higher margin roe sales to total sales, partially offset by lower margins on surimi sales. Other seafood products gross margins for the year ended December 31, 2003 remained relatively consistent at 12.8% as compared to 13.2% for the year ended December 31, 2002.

Selling, General and Administrative Expenses.    For the year ended December 31, 2003, selling, general and administrative expenses including equity-based compensation decreased $10.3 million, or 13.6%, to $65.6 million from $75.9 million for the year ended December 31, 2002. This decrease was primarily due to a decrease in equity-based compensation charges of $16.2 million, partially offset by additional expenses incurred as a result of the acquisition of Southern Pride. Equity-based compensation charges were higher in 2002 primarily as the result of the vesting of certain options related to the April 2002 recapitalization and the partial sale of units held by one of our partners. Selling, general and administrative costs, other than equity-based compensation, as a percent of sales for the year ended December 31, 2003 decreased to 14.8% from 16.5% for the year ended December 31, 2002. This decline in selling, general and administrative costs, other than stock compensation, as a percentage of sales reflects increased sales volume in 2003 as compared to 2002 as a result of our acquisition of Southern Pride and the absence of management bonuses in 2003, as compared to $2.3 million of management bonus expenses in 2002. But for the suspension of management bonuses in 2003, we would have been in violation of our leverage covenants under our senior credit agreements as of September 30, 2003. To prevent this potential violation, during the third quarter of 2003, we cancelled 2003 management bonuses and reversed accruals of those bonuses through June 30, 2003, in accordance with the terms of our employment agreements and our general bonus policy, which prohibits payment of performance bonuses for any year in which there is or would be a violation of a covenant under our credit agreement. Notwithstanding the cancellation and reversal of these bonuses, we would have been in violation of the financial covenants under our existing credit agreement at the end of 2003 if we had not obtained a covenant modification from our bank lenders.

Amortization of Cooperative Rights and Intangibles, and Depreciation of Other Assets.    Amortization includes the amortization related to cooperative rights and other intangibles. Amortization and depreciation of other assets for the year ended December 31, 2003 increased $0.7 million, or 10.3%, to $7.5 million from $6.8 million for the year ended December 31, 2002. This increase was primarily due to the amortization of other intangibles, which were purchased in connection with the acquisition of Southern Pride in December 2002 and the purchase of additional fishing rights in January 2003.

Interest Expense, Net (including related party interest).    Net interest expense for the year ended December 31, 2003 increased $1.4 million to $40.2 million from $38.8 million for the year ended December 31, 2002. The increase in net interest expense was mainly attributable to the amendment to the term loan increasing amounts borrowed by $50.0 million related to the acquisition of Southern Pride, partially offset by a decline in interest rates.

Foreign Exchange Losses (Gains), Net.    Net foreign exchange loss for the year ended December 31, 2003 was $4.0 million compared to a $19.0 million net foreign exchange gain for the comparable period in 2002. This decrease of $23.0 was primarily attributable to unrealized losses, partially offset by unrealized gains recognized during the period related to the ineffective portion of our financial derivatives designated as hedges. The unrealized losses were primarily the result of a 9.9% decrease in the U.S. dollar versus the Japanese yen from 118.6 JPY per USD as of December 31, 2002 to 106.9 JPY per USD as of December 31, 2003 and a decrease in the forward points that result from the interest rate differential, during the year ended December 31, 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

Revenues.    Revenues for the year ended December 31, 2002 decreased $3.9 million, or 1.2%, to $332.9 million from $336.8 million for the year ended December 31, 2001. The decrease in revenues in 2002 was primarily due to lower roe pricing and lower Hadley Group related trade sales, partially offset by higher pricing of our block and surimi products. The price of roe achieved during our 2002 “A”-season was ¥1,906 as compared to ¥2,247 in 2001, or a decrease of approximately 15.2%. Hadley Group trade sales decreased by $13.8 million or approximately 49.5% due to global product supply constraints. We believe these same constraints that influenced the Hadley Group’s inability to obtain product for resale also contributed to our increased pricing for our pin bone out block products. Production of finished goods in metric tons decreased in 2002 compared to 2001 primarily as a result of lower hake production in 2002. Pollock production in 2002 decreased by less than 1% as compared to the 2001 pollock production.

Cost of Sales.    Cost of sales for the year ended December 31, 2002 decreased $3.2 million, or 1.5%, to $206.4 million from $209.6 million for the year ended December 31, 2001. This decrease was primarily attributable to lower variable product costs such as packaging and additives resulting from selling approximately 9,300 fewer metric tons of at-sea processed finished product in 2002, as compared to a total of 100,200 metric tons in 2001, lower fuel costs due to a decrease in fuel prices, and lower fish cost for the Hadley Group due to a decline in fish purchases, partially offset by an increase in crew compensation due to the higher value per metric ton produced as a result of the higher surimi and block prices. The gross profit for the year ended December 31, 2002 decreased $0.7 million to $126.5 million from $127.2 million for the year ended December 31, 2001. Gross margin for the year ended December 31, 2002 increased to 38.0% from 37.8% for the year ended December 31, 2001 due principally to the decrease in Hadley Group trade sales which generate lower gross margins.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the year ended December 31, 2002, including equity-based compensation, increased $16.0 million, or 26.7%, to $75.9 million from $59.9 million for the year ended December 31, 2001. These expenses increased primarily due to an increase in non-cash equity-based compensation expenses from $2.2 million for the year ended December 31, 2001 to $20.9 million for the year ended December 31, 2002, partially offset by lower freight related costs resulting from selling approximately 9,300 less metric tons of at-sea processed finished product in 2002 combined with lower logistical costs per unit achieved in 2002.

Amortization of Cooperative Rights, Intangibles and Goodwill and Depreciation of Other Assets.     Amortization includes the amortization related to the cooperative rights, depreciation of office related assets and, through December 2001, amortization of goodwill recorded in connection with the January 2000 acquisition and depreciation of office related assets. Amortization expense for the year ended December 31, 2002 decreased $27.1 million, or 79.9%, to $6.8 million from $33.9 million for year ended December 31, 2001. This decrease was primarily attributable to an extension of the amortization schedule for cooperative rights, an intangible asset representing our allocation rights as a member of the Pollock Conservation Cooperative. From January 28, 2000 to October 31, 2001, the cooperative rights were amortized on a straight-line basis over 59 months, which was the remaining life of the Pollock Conservation Cooperative agreement. Beginning in November 2001, as a result of changes to the American Fisheries Act, we changed the amortizable life of the cooperative rights to 23.2 years, which matched the average remaining depreciable lives of our vessels. As of January 1, 2002, we adopted “Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets,” and ceased amortization of goodwill.

Interest Expense, Net (including related party interest).    Net interest expense for the year ended December 31, 2002 increased $3.9 million, or 11.2%, to $38.8 million from $34.9 million for the year ended December 31, 2001. The increase in net interest expense was mainly attributable to the increase in the principal balance on the senior bank debt resulting from the April 2002 recapitalization, the addition of $175.0 million principal amount related to the private offering of the existing senior subordinated notes, partially offset by declining variable interest rates applied to the senior bank debt. In connection with the April 2002 recapitalization, we repaid all amounts outstanding under the bank credit facility that was in place at the time of the recapitalization, and entered into our existing credit facility. See “—Liquidity and Capital Resources—Our Indebtedness.”

Foreign Exchange (Losses) Gains, Net.    Net foreign currency exchange gain for the year ended December 31, 2002 increased $1.3 million to $19.0 million from $17.7 million for the year ended December 31, 2001. Certain of our forward contracts are designated as hedges and the change in value related to the fluctuation in the value of the Japanese yen is not reflected in earnings. The net unrealized gains related to the ineffective portion (the time value) of the derivatives recognized in earnings for the years ended December 31, 2002 and December 31, 2001 were $18.3 million and $16.2 million, respectively. We recorded realized gains of $0.2 million and $3.0 million related to the change in the ineffective portion of the derivatives which settled during the years ended December 31, 2002 and December 31, 2001, respectively.

Seasonality

The U.S. Bering Sea pollock fishery is split into two distinct seasons, known as the “A” and “B” seasons. The “A” season opens in January and typically ends in April. During the “A” season, pollock are spawning and therefore typically carry more high-value roe, making this season the more profitable one. During the “A” season we also produce other primary products, such as surimi and fillet blocks, although yields on these products are slightly lower in “A” season compared to “B” season due to the prioritization of roe production during processing in the “A” season. Although the “A” season typically accounts for approximately 40% of our year’s total pollock harvest measured by weight, it represents a substantially larger portion of our revenues generated in the same period due to the higher value of roe that is recovered during the “A” season.

The pollock “B” season occurs in the latter half of the year, typically beginning in July and extending through the end of October. The primary products produced in the “B” season are surimi and fillet blocks. The “B” season typically accounts for approximately 60% of our year’s total pollock harvest.

The freezer-longliner Pacific cod fishery is divided into two seasons. Of the annual quota, 60% is allocated to the “A” season and the remaining 40% is allocated to the “B” season. The “A” season begins on January 1st and runs until the season quota is caught, and the “B” season begins in mid August and runs until the season quota is caught.

The table below shows the Company’s quarterly dispersion, in terms of percentage, for net sales and gross profit for the years ended December 31, 2001, 2002 and 2003:

	“A” Season		“B” Season
	Q-1	Q-2	Q-3	Q-4
Revenues:
2001	33%	26%	16%	25%
2002	25	30	22	23
2003	27	30	21	22
Gross profit:
2001	44%	22%	16%	18%
2002	33	29	24	14
2003	36	31	21	12

Our fishing seasons, including the important January-to-April pollock season, straddle more than one quarter. As a result, the timing of the recognition of significant amounts of revenue can vary from one quarter to another.

Financing Activities

On April 18, 2002, we issued and sold $175.0 million principal amount of 10 1/8% Senior Subordinated Notes due 2010 pursuant to Rule 144A and Regulation S of the Securities Act of 1933. The offering of these notes was part of a recapitalization involving our company and certain of our affiliates. On November 20, 2002, we exchanged these notes through an exchange offer for notes registered with the SEC. Concurrently with the offering of these notes, we entered into a new senior credit facility. As part of this recapitalization, we used the proceeds of the notes offering, together with borrowings of $325.9 million under our new senior credit facility, to:

•	Repay all outstanding debt under our existing credit facilities.

•	Repay all amounts outstanding (including accrued interest), under two senior subordinated promissory notes issued by our affiliates, ASC, Inc. and Holdings, to Norway Seafoods, the former owner of our business.

•	Pay related fees and expenses.

•	Distribute the remainder of the borrowed amounts to our equityholders.

In addition, we distributed to our equityholders any cash on hand on April 4, 2002, plus cash generated from our operations from April 4, 2002 to April 18, 2002. As a result, the aggregate amount of cash distributed to our majority equityholder, American Seafoods Consolidated LLC, for distribution to the equityholders of its parent, was approximately $203.8 million, including $5.7 million of fees paid out of the distribution.

In July 2002, we loaned $6 million to Mr. Bodal to finance a purchase of equity interests in ASLP and in October, 2002 we loaned $0.7 million to various members of management to finance their purchase of equity interests in ASLP. The management loans included loans to Brad Bodenman and to Amy Humphreys of approximately $200,000 and $119,000, respectively. The terms of all such loans are substantially equivalent. The loans bear interest at prime + 0.5% (4.5% at December 31, 2003), reset each January 1, April 1, July 1, and October 1. Payment is required to be made from the proceeds, net of applicable taxes, of any and all dividends and distributions with respect to the obligors’ Holdings or ASLP interests in connection with a public liquidity event or exercise of management options, whether currently owned or subsequently purchased, and 25 to 33% of the gross amount of any management bonus paid, with any remaining balance due in 2012. The underlying loans are recourse to the assets of the obligor except that the recourse to assets other than ownership interests is eliminated in certain circumstances if the value of the underlying security becomes greater than four times the loan balance. All of the obligors interest in ASLP and Holdings is pledged as collateral on the loan.

On December 16, 2002, we entered into the Second Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, and various other lenders, which amended the existing senior credit facility, dated as of April 18, 2002. The amendment provided, among other things, for an increase in the principal amount of term B loans by $50 million, and consents to our acquisition of Southern Pride as other than a permitted acquisition. We used the borrowing of $50 million in additional term B loans to pay the purchase price for the acquisition, make certain payments related to the acquisition, pay related fees and expenses and fund our general corporate purposes. The assets that we acquired from SPC are included in the security of our indebtedness under the senior credit facility. As of December 31, 2003, after giving effect to the amendment, there was $352.3 million of outstanding indebtedness under the existing credit facility, $16 million of an open letter of credit, and approximately $19.5 million of unused borrowing capacity under the revolving credit facility.

Liquidity and Capital Resources

Our short-term and long-term liquidity needs will arise primarily from: interest expense, which is expected to be between $35 million and $40 million in 2004 based on our current capital structure; scheduled principal repayments on debt are approximately $15.9 million in 2004, $17.9 million in 2005, $21.0 million in 2006, $63.4 million in 2007, $30.7 million in 2008 and $378.4 million thereafter; capital expenditures, which are expected to be an average of $11.0 million in both 2004 and 2005; potential acquisitions; and working capital requirements as may be needed to support business growth. We expect to fund our liquidity needs primarily with cash generated from operations and, to the extent necessary, through borrowings under our revolving line of credit.

Cash flow from operating activities was $84.1 million, $94.0 million and $46.0 million for the years ended December 31, 2001, 2002 and 2003, respectively. The decrease in cash flow from operating activities from 2002 to 2003 was due to a net increase in working capital, excluding the current portion of long-term debt, primarily related to carry-over ocean harvested whitefish inventories.

Cash flow used by investing activities was $13.7 million, $58.7 million and $13.1 million for the years ended December 31, 2001, 2002 and 2003, respectively. The increase in cash used by investing activities from 2001 to 2002 related principally to the acquisition of Southern Pride. The decrease in cash used by investing activities from 2002 to 2003 was related principally to the acquisition of Southern Pride during 2002.

Cash flows from financing activities were net cash outflows of $72.5 million, $32.4 million and $32.8 million in 2001, 2002 and 2003, respectively. As a policy, we repay our debt as required by our loan agreements and we pay down our revolving debt to reduce our interest cost and improve our leverage ratio as cash is available from our operating activities.

During 2001, our cash flows from financing activities were primarily comprised of borrowings of long-term debt of $3.5 million, principal payments of long-term debt of $47.8 million, net repayments on our revolving debt of $16.0 million and distributions to our parent of $11.2 million. The distributions to our members were made based on estimated tax allocations.

During 2002, our cash flows from financing activities were primarily comprised of net borrowings and net payments of long-term and revolving debt. On April 18, 2002, we repaid all of our existing senior debt and seller notes in the amount of $305.6 million in connection with the recapitalization. We entered into new credit facilities in the amount of $445.0 million, which includes two term loans for $370.0 million and a revolving credit line of $75.0 million, and subordinated notes of $175.0 million. The total amount borrowed on the term loans and subordinated notes was $545.0 million. There was a $2.0 million outstanding balance on the revolver at December 31, 2002.

During 2003, our cash flows from financing activities were primarily comprised of principal payments of long-term debt of $55.5 million, net borrowings on our revolving debt of $37.5 million, payments on other obligations to related parties of $4.6 million, costs related to the in progress recapitalization transaction of $4.8 million, and distributions to our parent of $4.9 million. As of December 31, 2003, there was a $39.5 million balance on the revolver, a portion of which was incurred to settle our obligation with Rebecca Ann Fisheries for a fishing right lease agreement, pay off all outstanding bank debt related to PLC, and pay costs related to the proposed initial public offering.

We had $5.3 million of cash and cash equivalents at December 31, 2003 compared to $5.2 million at December 31, 2002. We believe our existing cash, the cash flows we expect to generate from operations, and borrowing capabilities under our credit facilities, will be sufficient to meet our liquidity requirements in the foreseeable future, including our payment obligations under the notes and our anticipated dividend payments on our common stock.

Our liquidity can be impacted by unrealized losses sustained to our portfolio of foreign exchange contracts. A majority of these contracts have been entered into with a financial institution that requires collateralization of unrealized losses sustained by the portfolio above $17.5 million (or $27.5 million subsequent to 2003 and through May 2004). In order to mitigate our short-term liquidity risk with respect to these collateralization requirements, we have placed standing orders to forward purchase yen should the yen strengthen to certain spot rates. With the yen strengthening in late 2003 and early 2004, two of these standing orders were executed. One of these executed orders has since been terminated with no significant cost or gain to either party. Both the executed and nonexecuted orders are significant and of a shorter duration than the portfolio of contracts and, as a result, could have a significant impact on our short-term liquidity should the yen strengthen in relation to the U.S. dollar. The impact of a 1% change in exchange rates is approximately $1.2 million for each executed contract.

Proposed Initial Public Offering.    We are pursuing an initial public offering of income deposit securities (IDSs) that, if consummated, would include refinancing all of our funded indebtedness. On February 19, 2004, ASC filed Amendment No. 3 to the registration statement on Form S-1 with the Securities and Exchange Commission relating to the proposed initial public offering of (a) approximately $650 million of IDSs representing shares of ASC’s common stock and notes and (b) approximately $33.1 million of ASC’s notes sold separately (not in the form of IDSs). The Company intends to use a portion of the net proceeds from the proposed offering to acquire equity interests in and subordinated notes of American Seafoods Holdings, L.P. (the successor to American Seafoods Holdings LLC), the Company’s parent. While we believe the offering is probable, there can be no assurance that the offering will be completed.

Capital Expenditures.    We use the term “maintenance capital expenditures” to refer to costs we incur that meet capitalization requirements under accounting principles generally accepted in the United States of America that we consider recurring in nature. The majority of our maintenance capital expenditures relate to our catcher-processor fleet and include items such as fishing gear, improvements to vessel factory processing equipment and major scheduled vessel maintenance. Major scheduled vessel maintenance costs relate principally to our periodic overhauls and replacements performed generally on a three- to five-year cycle. Capital expenditures reflected below were funded from cash flows from operations and borrowings under our credit facility.

	2001	2002	2003
	(dollars in millions)
Fishing gear	$2.3	$0.8	$1.2
Machinery and equipment	4.1	5.2	9.7
Major scheduled vessel maintenance	0.9	2.7	0.3
Other	1.9	0.7	1.1

Total capital expenditures	$9.2	$9.4	$12.3

We estimate that we will have capital expenditure requirements of approximately $11.0 million per year on average for the next five years (of which in each year approximately $9.5 million is anticipated to represent maintenance capital expenditures and the remainder for expansion of facilities and production). This moderate level of anticipated capital expenditures is primarily due to the fact that other significant costs of maintenance on our vessels are charged directly to our results from operations. In addition to our capital expenditures, we spend approximately $7.0 million per year on routine vessel maintenance, which is expensed in the year it is incurred. We also anticipate maintenance capital expenditures for our facilities in Alabama and Massachusetts to maintain these facilities at their current conditions.

Debt Covenants

The senior credit facility requires us to meet certain financial tests, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. In addition, the senior credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, liens and encumbrances, changes in the nature of our business, investments, dividends and other restricted payments, prepayments of certain indebtedness, certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. Such restrictions could limit our ability to respond to certain market conditions, meet our capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The indenture governing our senior subordinated notes also imposes similar restrictions on the operation of our business. At December 31, 2003, we held more ocean harvested whitefish product as compared to the prior year period as a result of increased production combined with slower sales. These factors caused an increase in drawings on the existing revolving facility as well as lower EBITDA, which in turn increased our leverage. During the third quarter of 2003, an adjustment was made to reverse the management bonus accrued through June 30, 2003 of approximately $1.2 million in accordance with certain employment agreements and our general bonus policy, which does not require the payment of bonuses based on financial performance for any year in which there is or would be a covenant violation. We also obtained an amendment to our bank covenants, which among other things, adjusted the required leverage ratio as of December 31, 2003 and March 31, 2004. But for the reversal of the bonus accruals and the bank amendment, our leverage ratio as of December 31, 2003 would have exceeded the level required to remain in compliance with the leverage ratio covenant under our existing credit agreement. The leverage ratio is calculated for purposes of the senior credit agreement based on the ratio of adjusted EBITDA to outstanding debt (both as defined in the credit agreement).

Our Indebtedness

Old Credit Facility.    In connection with our acquisition by Centre Partners and others through ASLP on January 28, 2000, we entered into a revolving credit and term loan agreement with a syndicate of lenders, the administrative agent of which was Bank of America, N.A. This agreement provided for $250.0 million in term loans ($175.0 million Term A and $75.0 million Term B) and $60.0 million in revolving credit. In connection with the recapitalization of Holdings and its affiliates in April 2002, we repaid all indebtedness under our old senior credit facility.

Senior Credit Facility.    In connection with our April 2002 Recapitalization, we entered into a senior credit agreement with a syndicate of banks, the administrative agent of which is Bank of America, NA. Our credit agreement consists of a $75.0 million revolving credit facility with an initial $5.9 million drawn at closing, and $370.0 million in term loans ($90.0 million Term A and $280.0 million Term B). Our obligations under the credit facility are secured by substantially all our assets. The agreement subjects us to various restrictive covenants, including limitations on our ability to prepay indebtedness (including our subordinated notes), incur additional indebtedness, and requirements that we maintain specified financial ratios, such as maximum total leverage, minimum interest coverage and minimum fixed charge coverage.

Our ability to comply in future periods with the financial covenants in the senior credit facility depends on our ongoing financial and operating performance, which in turn is subject to economic conditions and to financial, business and other factors, many of which are beyond our control, and is substantially dependent on the selling prices of our products and our ability to successfully implement our overall business strategies.

PLC Credit Facility.    In December 2001, PLC entered into an $8.0 million revolving term note agreement with a bank. PLC obligations under this credit facility were secured by substantially all of PLC’s assets. The agreement subjected PLC to various restrictive covenants, including limitations on PLC’s ability to incur additional indebtedness, and required PLC to maintain specified financial ratios. In December 2003, all outstanding balances on this note were repaid.

Subordinated Seller Notes.    In connection with our acquisition on January 28, 2000 by Centre Partners and others through ASLP, ASC, Inc. and Holdings each issued a note to the seller, Norway Seafoods, each of which was pushed down to our financial statements. These notes were in the principal amounts of $50.0 million and $45.0 million, respectively, and bore interest at the rate of 10% per annum, increasing to 12% to the extent interest was not paid in cash. Any interest not paid in cash was added to the principal amounts of the notes. No cash interest was paid on these notes in 2000 or 2001. The notes were scheduled to mature on January 28, 2010. In connection with the April 18, 2002 recapitalization, we repaid these notes plus related accrued interest.

SEC Registered Notes.    On April 18, 2002, we completed a private offering of $175.0 million principal amount of 10 1/8% Senior Subordinated Notes due 2010. A registration statement under the Securities Act registering these notes became effective on October 15, 2002. On November 20, 2002, we completed our exchange offer of the privately placed notes for SEC registered notes. All of the privately placed notes were exchanged for registered notes. The indenture, dated as of April 18, 2002, among us, the guarantors and Wells Fargo Bank Minnesota, National Association, as trustee, contains provisions that define the rights of holders of the SEC registered notes. In connection with a proposed initial public offering of securities by our affiliate, American Seafoods Corporation, we commenced a consent solicitation and tender offer for these notes on September 15, 2003. As of March 30, 2004, all of the existing senior subordinated notes had been validly and irrevocably tendered. The tender offer will expire on April 12, 2004, unless we extend it.

Contractual Obligations and Commercial Commitments.

The following table provides aggregated information about the Company’s contractual obligations as of December 31, 2003.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term debt	$527,282	$15,929	$102,254	$234,099	$175,000
Operating leases	4,026	1,107	2,800	119	—
Unconditional purchase obligations(1)	52,082	26,134	25,948	—	—
Other long-term obligations to related parties	17,039	—	17,039	—	—

Total contractual cash obligations	$600,429	$148,041	$135,509	$234,218	$175,000

(1)	Unconditional purchase obligations assume total allowable catch and allocated quotas at 2003 levels.

In addition to the above, we are obligated to purchase up to 5 million pounds of catfish per year (which is less than 5% of the total amount of catfish purchased by Southern Pride in 2003) from certain catfish farms owned or controlled by Southern Pride’s previous owner at a price that is based on a market index. The term of this obligation is ten years. As each year’s obligation is determined from a formula based on actual production and actual market price, future payments are indeterminate. Accordingly, the table above does not include amounts related to this purchase commitment. During 2003, our catfish purchases under this obligation totaled $1.3 million.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our critical accounting policies and estimates and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Foreign exchange contracts.    We record gains and losses on foreign currency transactions following Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Foreign exchange contracts are used to hedge the variability of future cash flows associated with Japanese yen denominated sales due to changes in foreign currency exchange rates. The effectiveness of the hedged transactions is measured by changes in spot rates and the gain or loss resulting from the change in time value is recognized currently in earnings. The unrealized gains and losses resulting from the change in spot rates, or the effective portion, are recorded in other comprehensive income. These gains and losses are recognized in revenues when the forecasted sales have occurred. Gains and losses resulting from the ineffective portion of the hedge, including the time value component of the contract, are recognized currently in earnings. See “Risk Factors—Our business is subject to Japanese currency fluctuations that could materially adversely affect our financial condition.”

Our profitability depends in part on revenues received in Japanese yen as a result of sales in Japan. Japanese sales represented 39.6% and 24.9% of our total revenues in 2002 and 2003, respectively. A decline in the value of the yen against the U.S. dollar would adversely affect our earnings from sales in Japan. Fluctuations in currency are beyond our control and are unpredictable. From January 1 through December 31, 2002, the value of the dollar decreased by 9.6% against the JPY, from 131.26 JPY per USD to 118.64 JPY per USD. In 2003, the value of the dollar decreased by 10% against the Japanese yen, from 118.64 JPY per USD to 106.91 JPY per USD. While we conduct hedging activities to mitigate the risk of currency fluctuations, these hedging activities may not be sufficient to provide complete protection against loss and, accordingly, any such fluctuations could adversely affect our revenues.

Acquisition and pushdown accounting.    On January 28, 2000, Centre Partners and others through ASLP acquired our business in a transaction accounted for as a purchase. Accordingly, all of our assets and liabilities were recorded at their estimated fair market values as of the date of the acquisition. In December 2002, we acquired the net assets of Southern Pride. A portion of the net book value of our property and equipment represents amounts allocated to those assets as part of the allocation of the purchase price in the acquisition. The allocation of the purchase price in a business combination under the purchase method of accounting is subjective. Management is required to estimate the fair values of assets and liabilities as of the acquisition date. The excess purchase price over the fair value of the net assets acquired was recorded as goodwill. We review the carrying value of goodwill annually and when events and changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations.

The goodwill resulting from the purchase by ASLP as well as from our acquisition of the assets of Southern Pride have also been recorded in our financial statements. In addition, expenses incurred by our parent have been recorded in our financial statements to the extent that such expenses related to or benefited our operations.

Cooperative rights.    An identifiable intangible asset, cooperative rights, was recorded at its estimated fair value of $138.2 million in connection with the acquisition on January 28, 2000. This estimated fair value was determined using a discounted cash flow analysis by comparing the expected cash flows under the cooperative system to the cash flows under the former Olympic style system, which meant that any vessel licensed to operate in the fishery harvested as much fish as possible until the fishery’s aggregate seasonal quota allocation had been reached.

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

Vessel maintenance.    A significant portion of our operations is related to our vessels. On January 28, 2000, the purchase of our vessels was part of the total acquisition. Our vessels were recorded at their estimated fair market values, with approximately 60% categorized as vessel equipment and machinery with an estimated useful life of seven years and approximately 40% as vessel hull with an estimated useful life of twenty-five years. We depreciate these assets on a straight-line basis over their estimated useful lives.

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

Equity-Based Compensation.    Certain of our employees have equity-based compensation arrangements under which they received options to acquire units of ASLP. We follow the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 to account for equity-based compensation. The related compensation cost has been pushed down to our financial statements, and the deferred compensation has been recorded as a related party payable. We determine the amount of stock compensation recorded under APB 25 based on the excess of the fair value of ASLP’s partnership units above the exercise price of the option on the applicable measurement date, which is generally the date that the number of units subject to the option and the option exercise price become fixed. Since ASLP’s partnership units are not publicly traded, we estimate their fair value based on current operating results and the historical relationship of these results to the sales price of ASLP’s previous equity offerings, comparable industry information, and based on our expectations with respect to the sales price of our securities in proposed or contemplated future transactions.

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

Valuation Accounts.    We have three valuation accounts recorded on our balance sheet. The allowance for doubtful accounts reflects management’s estimate of potential losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. It is our policy to write off accounts as collectibility becomes remote. The allowance for doubtful accounts balance was approximately $0.7 million at December 31, 2003 and $0.5 million at December 31, 2002 and December 31, 2001. Total bad debt write-offs for the years ended December 31, 2001, 2002 and 2003 were $0.1 million in each year. We also had an allowance of $0.9 million, $1.8 million and $2.0 million recorded at December 31, 2001, 2002 and 2003, respectively, for a receivable due from one of our insurance providers, which filed for bankruptcy in March 2001. In addition, we established an allowance account in 2003 related to a miscellaneous receivable from a fuel hedge provider that filed for bankruptcy in 2002. This allowance is recorded at $0.2 million, which represents approximately 80% of the related balance.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity as liabilities. Generally, the provisions of SFAS 150 were effective for us beginning on July 1, 2003. In October 2003, the FASB deferred, indefinitely, the application of SFAS 150 related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to SFAS 150 solely as a result of consolidation. As a result of the FASB’s decision to defer these provisions of the standard, we have continued recording the 20% non-controlling interest in PLC that we did not own at that time as a minority interest in consolidated entity. We adopted SFAS 150, except for those provisions that have been indefinitely deferred by the FASB, as of July 1, 2003. Adoption of SFAS 150 did not have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Pricing.    Prices for certain of our pollock products are subject to variability. For example, the sale of pollock roe is our highest margin business. The price of pollock roe is heavily influenced by the size and condition of roe skeins, color and freshness and the maturity of the fish caught. In addition, pollock roe prices are influenced by anticipated Russian and U.S. production and Japanese inventory carry-over, as pollock roe is consumed almost exclusively in Japan. A decline in the quality of the pollock roe that we harvest or fluctuations in supply could cause a decline in the market price of pollock roe, which would reduce our margins and revenues. Average roe prices per kilogram were 2,247 yen, 1,906 yen and 1,778 yen for the years ended 2001, 2002 and 2003, respectively. While average pollock roe prices have experienced volatility in recent years, on a recovery and grade-mix adjusted basis, average pollock roe prices have remained relatively stable, with the exception of the year 2000, which was an unusual year due largely to market conditions. A decline in the market price for our pollock surimi product could also influence our revenue and margins unfavorably as pollock surimi is one of our major products. In addition to grade mix, pollock surimi prices are influenced by factors such as Japan inventory levels and seasonal production from the U.S. and Russian pollock fisheries. Over the last five years, our seasonal average pollock surimi prices have fluctuated within a range of approximately 200 to 300 yen per kilogram. Average surimi prices per kilogram for our yen denominated sales were 212 yen, 278 yen and 222 yen for the years ended 2001, 2002 and 2003, respectively.

Catfish Market Conditions.    During the second half of 2003, many of the farmers from whom we purchase catfish increased their prices to levels that jeopardized our ability to maintain satisfactory profit margins in the catfish processing operations. Partially as a result of these farm price increases in September 2003, we closed our catfish processing plant in Demopolis, Alabama for approximately three weeks, after which period the plant resumed full operations. The plant closure involved a layoff of approximately 270 employees, nearly all of whom were rehired on the plant’s reopenning. See “Risk Factors—Risks Relating to Our Business—High catfish prices charged by farmers would adversely impact our catfish operations if market prices for our catfish products do not increase proportionally.”

Foreign Currency, Interest Rate and Commodity Hedging.    We are exposed to cash flow and earnings market risk from certain changes in the yen foreign currency exchange rate, interest rates and diesel fuel prices. To mitigate the risk related to these factors, we utilize forward currency contracts, interest rate caps and other derivative commodity instruments, principally futures contracts. As of December 31, 2003, we had open foreign exchange contracts maturing through March 31, 2008 with total notional amounts of $642.1 million, including $150.0 million subject to extension agreements.

Prior to the acquisition of our business by Centre Partners in January 28, 2000, Aker RGI ASA, or Aker, the parent of Norway Seafoods, had entered into a currency forward transaction with Sparebanken NOR and a forward transaction with Den norske Bank ASA. On January 28, 2000, in connection with the acquisition of our business, Aker entered into an agreement with us whereby Aker is obligated to pay us all amounts less a nominal fee that Aker receives from Sparebanken NOR or Den norske Bank ASA, and we are obligated to pay Aker all amounts that Aker must pay to Sparebanken NOR or Den norske Bank ASA. Aker also had, as of December 31, 2003, exercisable foreign currency options with Sparebanken NOR with total notional amounts of $41.3 million relating to the period January 30, 2004 through July 28, 2005. Pursuant to the January 28, 2000 agreement, Aker is obligated to pay us all amounts less a nominal fee that Aker receives from Sparebanken NOR, and we are obligated to pay Aker all amounts that Aker must pay to Sparebanken NOR. These options will become forward foreign currency exchange contracts at our election.

In connection with our foreign exchange contracts, we also have extension agreements to enter into foreign exchange contracts. Two of the extension agreements expire between March 2006 and December 2007, and September 2006 and March 2008 and would become binding and effective only if the spot rate falls to a rate below a pre-specified level (the trigger) on or before December 2005 or March 2006, respectively. If the spot rate does not reach the trigger by December 2005, or March 2006, then neither we nor the counterparty shall have any right or obligation with respect to any of these extension agreements. The trigger for each of these two extension agreements is 99.0 JPY per USD and the notional amounts of these extension agreements are $150.0 million. We also had another extension agreement that had similar terms to the ones described above that expires between January 2007 and March 2007. The trigger was 110.0 JPY per USD, and the notional amounts were $39.0 million with a trigger date of March 29, 2004. These 110.0 JPY per USD extensions were triggered on October 7, 2003.

At December 31, 2003, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts, which have total notional amounts of $642.1 million and are staggered over a rolling 48-month timeframe, to changes in exchange rates. A hypothetical adverse yen exchange rate movement of 1% against our forward foreign exchange contracts would have resulted in a potential loss in fair value of these contracts of approximately $6.6 million. All such losses on these forward foreign exchange contracts would be substantially offset by gains on the underlying Japanese yen sales that we have hedged. We have certain collateralization requirements with a bank representing the majority of these contracts. We are required to post collateral if the market value of our forward foreign exchange contracts drops below a certain level. As of December 31, 2003 we had posted a $16 million letter of credit as collateral and one of our affiliates had made a cash deposit to the bank in the amount of $1.5 million as additional collateral.

We enter into fuel hedges whereby we pay a fixed price per gallon and receive a floating price per gallon with the payments being calculated on a notional gallon amount. Our policy is to hedge approximately 75% of our next 12 month estimated fuel usage and approximately 55% of months 13 through 24 estimated fuel usage. As of December 31, 2003, we had open contracts with terms through November 30, 2004. The objective of the swap agreements is to hedge the variability of future fuel prices. These instruments are considered to be substantially fully effective and, therefore, substantially all unrealized gains and losses at year-end are recognized as a component of accumulated other comprehensive income (loss). An adverse change in fuel prices, such as what has occurred in recent months, will not have a material impact on the average fuel price we pay during the term of the open fuel hedge contracts. The average hedged price per gallon related to contracts maturing from January 2003 through November 2004 are lower than the 2003 average fuel price per gallon.

Interest Rates.    Our senior credit facility requires us to hedge the variable interest rate on a portion of the outstanding senior debt to convert such debt to fixed-rate debt. We are required to enter into hedging transactions such that no less than 50% of the aggregate principal amount of the term loans and the existing senior subordinated notes is effectively fixed rate debt until June 25, 2005.

We have interest rate caps with aggregate notional amounts of $93.5 million. The cap rate is 5.0% and the variable rate is the U.S. dollar three month LIBOR. The fair value of these instruments was, in the aggregate, not material at December 31, 2003. The objective of the agreements is to hedge the variability of future cash flows associated with changes in variable interest rates.

In addition to the interest hedges applicable to our senior debt, interest on the existing senior subordinated notes has a fixed rate. Approximately 51% of our total debt effectively has a fixed interest rate or is hedged by interest rate caps as of December 31, 2003. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.

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

INDEPENDENT AUDITORS’ REPORT

The Members of

American Seafoods Group LLC:

We have audited the accompanying consolidated balance sheet of American Seafoods Group LLC and subsidiaries (the Company) as of December 31, 2002 and 2003 and the related consolidated statements of operations, members’ interest (deficit) and comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors’ report, dated February 1, 2002, on those financial statements was unqualified, before the revisions and restatement of disclosures described in Note 1 to the financial statements, and included an explanatory paragraph that described a January 28, 2000 purchase transaction described in Note 1 to the financial statements and the change in the Company’s method of accounting for major scheduled vessel maintenance and accounting for derivative instruments effective with the acquisition.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Seafoods Group LLC and subsidiaries as of December 31, 2002 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 consolidated financial statements of American Seafoods Group LLC were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by American Seafoods Group LLC as of January 1, 2002 and to include and restate the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. We audited the adjustment that was applied to restate the disclosures for equity-based compensation for the year ended December 31, 2001. In our opinion, such adjustment is appropriate and has been properly applied and the disclosures relating to goodwill and equity-based compensation for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of American Seafoods Group LLC and subsidiaries other than with respect to such adjustment and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

February 12, 2004

Seattle, Washington

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2002	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,172	$5,268
Trade accounts receivable, net of allowance of $452 and $691	26,927	38,155
Receivables from related parties	98	189
Inventories	24,220	44,567
Prepaid expenses	10,550	13,967
Unrealized gains on derivatives	10,262	3,275
Other	1,858	6,213

Total current assets	79,087	111,634

PROPERTY, VESSELS AND EQUIPMENT, net	253,082	225,965
OTHER ASSETS
Noncurrent receivables from related party	5,922	5,922
Unrealized gains on derivatives	8,459	1,543
Cooperative rights, net of accumulated amortization of $53,866 and $57,744	85,709	81,831
Goodwill, net of accumulated amortization of $12,539	40,847	40,847
Other intangibles, net of accumulated amortization of $3,137 and $4,032	8,802	8,923
Deferred financing fees, net of accumulated amortization of $3,119 and $8,347	32,695	27,951
Other	6,300	14,832

Total other assets	188,734	181,849

Total assets	$520,903	$519,448

LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$16,575	$15,929
Accounts payable and accrued expenses	30,580	40,743
Payables to related parties	1,517	1,609
Unrealized losses on derivatives	—	6,919

Total current liabilities	48,672	65,200

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	528,728	511,353
Accrued long-term liabilities to related parties	12,334	17,037
Fishing rights obligation to related parties, net of current portion	4,760	—
Unrealized losses on derivatives	4,187	37,017

Total long-term liabilities	550,009	565,407

Total liabilities	$598,681	$630,607

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	803	982
MEMBERS’ INTEREST (DEFICIT):
Members’ deficit	(72,257)	(62,498)
Accumulated other comprehensive loss	(6,324)	(49,643)

Total members’ deficit	(78,581)	(112,141)

Total liabilities and members’ deficit	$520,903	$519,448

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31.
	2001	2002	2003
SEAFOOD SALES	$333,287	$331,978	$409,001
REVENUES—RELATED PARTIES	1,028	709	—
OTHER	2,524	185	2,362

Total revenue	336,839	332,872	411,363
COST OF SALES, including depreciation of $34,456, $33,494 and $34,741	187,102	186,736	264,380
COST OF SALES—RELATED PARTIES	22,498	19,655	14,917

Gross profit	127,239	126,481	132,066

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, EXCLUDING EQUITY-BASED COMPENSATION	57,235	54,261	60,207
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES—RELATED PARTIES	417	722	683
EQUITY-BASED COMPENSATION	2,203	20,929	4,703
AMORTIZATION OF COOPERATIVE RIGHTS, OTHER INTANGIBLES AND GOODWILL AND DEPRECIATION OF OTHER ASSETS	33,877	6,817	7,479

Operating profit	33,507	43,753	58,994

OTHER INCOME (EXPENSE):
Interest expense, net	(20,295)	(34,021)	(40,506)
Related party interest income (expense), net	(14,577)	(4,744)	288
Foreign exchange gains (losses), net	17,650	18,982	(4,030)
Loss from debt repayment and related write-offs	—	(15,711)	—
Other	(180)	(83)	113
Minority interest	171	401	(179)

Total other income (expense)	(17,231)	(35,176)	(44,314)

Income before income taxes	16,276	8,577	14,680
INCOME TAX PROVISION (BENEFIT)	(13)	81	41

Net income	$16,289	$8,496	$14,639

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ INTEREST (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Members’ Interest (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Members’ Interest (Deficit)	Comprehensive Income (Loss)
BALANCE, January 1, 2001	$118,768	$13,624	$132,392	$24,217
Distributions to members	(11,239)	—	(11,239)	—
Net income	16,289	—	16,289	16,289
Other comprehensive income—
Unrealized gains on derivative instruments designated as hedges, net	—	17,461	17,461	17,461
Translation adjustment	—	(16)	(16)	(16)

BALANCE, December 31, 2001	$123,818	$31,069	$154,887	$33,734

Distributions to members	(206,015)	—	(206,015)	—
Contribution of interest in subsidiary	1,444	—	1,444	—
Net income	8,496	—	8,496	8,496
Other comprehensive loss—
Unrealized losses on derivative instruments designated as hedges, net	—	(37,401)	(37,401)	(37,401)
Translation adjustment	—	8	8	8

BALANCE, December 31, 2002	$(72,257)	$(6,324)	$(78,581)	$(28,897)

Distributions to members	(4,880)	—	(4,880)	—
Net income	14,639	—	14,639	14,639
Other comprehensive loss—
Unrealized losses on derivative instruments designated as hedges, net	—	(43,319)	(43,319)	(43,319)

BALANCE, December 31, 2003	$(62,498)	$(49,643)	$(112,141)	$(28,680)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,289	$8,496	$14,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,333	40,311	42,220
Unrealized foreign exchange (gains) losses, net	(12,976)	(10,763)	10,915
Unrealized gains on other derivatives, net	—	—	(583)
Amortization of deferred financing costs	1,588	3,849	5,228
Amortization of debt discounts	969	485	—
Interest accrued—related parties	12,611	79	—
Accretion of other obligations to related party	989	—	—
Minority interest	(171)	(401)	179
Equity-based compensation	2,203	20,929	4,703
Loss from debt repayment and related write offs	—	15,711	—
Other	328	—	211
Change in operating assets and liabilities net of effects from acquisition of business:
Trade accounts receivable, net	(19,485)	14,911	(11,228)
Receivables from and payables to related parties, net	3,161	(9,133)	—
Inventories	10,534	6,701	(18,356)
Prepaid expenses and other current assets	(1,746)	281	(7,772)
Other assets	(857)	77	(1,121)
Accounts payable and accrued expenses	2,326	2,443	6,987

Net cash flows from operating activities	84,096	93,976	46,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, vessels and equipment	(9,171)	(9,431)	(12,313)
Purchase of fishing rights	—	—	(1,016)
Acquisition of Southern Pride Catfish, net of acquired cash	—	(43,228)	—
Advances to Pacific Longline Company LLC before purchase	(1,381)	—	—
Purchase of interest in Pacific Longline Company LLC	(3,648)	—	—
Related party loans	567	(5,920)	—
Other	(73)	(106)	207

Net cash flows from investing activities	(13,706)	(58,685)	(13,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	3,541	545,000	—
Principal payments on long-term debt	(47,840)	(323,177)	(55,520)
Net borrowings (repayments) on revolving debt	(16,000)	(10,000)	37,499
Payments on other obligations to related party	(1,350)	(1,350)	(4,638)
Costs related to recapitalization transaction	—	—	(4,760)
Financing fees and costs	(118)	(36,850)	(484)
Advance to parent	519	—	—
Distributions to parent	(11,239)	(206,015)	(4,880)
Other	—	—	(21)

Net cash flows from financing activities	(72,487)	(32,392)	(32,804)

Net increase (decrease) in cash	(2,097)	2,899	96
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,370	2,273	5,172

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,273	$5,172	$5,268

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION— CASH PAID DURING THE YEAR FOR:
Interest	$17,110	$33,212	$34,970

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2003

Note 1.    Description of Business and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

American Seafoods Group LLC (“ASG”, a Delaware limited liability company) was formed in January 2000 and terminates in 2050. The owners of ASG are American Seafoods Consolidated LLC and ASC, Inc., both of which are held directly by American Seafoods Holdings LLC (“Holdings”), and all of which are controlled by American Seafoods L.P. (“ASLP”) and by its general partner, ASC Management, Inc. ASG has one class of member interests, and the liability of the members is limited to their member interests.

ASG and its subsidiaries (the “Company”) harvest and process a variety of fish, either on board their sophisticated catcher-processor vessels or at their land-based processing facilities, and markets their products to a diverse group of customers in North America, Asia and Europe. The Company is the leading harvester and at-sea processor of pollock and the largest processor of catfish in the U.S. In addition, the Company harvests and/or processes other seafood, including scallops, hake and cod. The Company maintains an international marketing network through its United States, Japan and affiliated European offices and has developed long-term relationships with a domestic and international customer base.

The consolidated financial statements include the accounts of ASG and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

ASG has outstanding public debt and has no independent assets or operations. Guarantees of ASG’s debt by its subsidiaries are full and unconditional and joint and several, any subsidiaries other than the subsidiary guarantors are minor, and there are no significant restrictions on the ability of ASG or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan. At December 31, 2003, ASG owns the operating subsidiaries listed below, which are engaged in the following activities.

•	American Seafoods Company LLC (“ASC,” a Delaware limited liability company) harvests and performs at-sea primary processing of ocean harvested whitefish, principally comprised of pollock, through seven catcher-processor vessels that operate in the Bering Sea and coastal waters off Washington and Oregon. The Company also markets, sells and distributes ocean-harvested whitefish into the United States, Asian, and European markets.

•	Pacific Longline Company LLC (“PLC,” a Delaware limited liability company) harvests and performs primary processing of ocean harvested whitefish, primarily comprised of Pacific cod, through three freezer-longliner cod fishing vessels that operate in the Bering Sea.

•	American Seafoods International LLC (“ASI,” a Delaware limited liability company) operates a secondary processing plant for ocean harvested whitefish in New Bedford, Massachusetts. This includes frozen cutting, breading and battering operations.

•	Southern Pride Catfish LLC (“SPC,” a Delaware limited liability company) operates two catfish processing facilities in Alabama and produces, markets, sells, and distributes catfish products primarily in the United States.

•	Southern Pride Catfish Trucking, Inc. (“SPC Trucking,” a Delaware corporation) operates seafood distribution assets, and is a taxable entity.

•	American Seafoods Processing LLC (“ASP,” a Delaware limited liability company) operates a scallop primary processing facility in New Bedford, Massachusetts.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

•	The Hadley Group LLC (“Hadley,” a Delaware limited liability company) purchases frozen fish products and re-sells them into the United States, Canadian and European markets.

•	All of the Company’s vessels are owned by limited liability companies that are subsidiaries of ASC or PLC.

In August 2001, PLC purchased three longline cod fishing vessels. On April 18, 2002, ASG distributed its controlling and majority interest in PLC to Holdings. As a result of this distribution, PLC was previously included in ASG’s 2002 consolidated financial statements through April 18, 2002 and was presented as a discontinued operation. The 2001 operations of PLC were not significant to the 2001 financial statements. On December 31, 2003 Holdings contributed its 80% ownership interest in PLC back to ASG. Therefore, ASG’s 2002 consolidated financial statements have been restated to include PLC as an 80% owned consolidated subsidiary for all of 2002 as required under the guidance of Statement of Financial Accounting Standards No. 141 Business Combinations for transactions involving the transfers of net assets between entities under common control. PLC is now included in the consolidated financial statements for all periods presented. The changes in the ownership of PLC did not result in the recognition of gains or losses in the Company’s consolidated financial statements.

Effective January 1, 2004, the Company purchased the remaining 20% of PLC for $1.8 million (see Note 22).

The Acquisition

On January 28, 2000, ASLP acquired, through its subsidiaries, 100% of the outstanding stock of ASC, Inc., six catcher-processors, one catcher-vessel and certain assets and liabilities of Frionor USA including a fish processing plant, equipment and the stock of The Hadley Group (the Acquisition). ASC, Inc. already owned one catcher-processor at the time the stock of ASC, Inc. was acquired by ASLP. ASG was formed in connection with the Acquisition. As part of the Acquisition, ASC, Inc. contributed its assets in exchange for ASG member interests with preferred distribution rights. The Acquisition was accounted for as a purchase. All of the debt, assets and goodwill recorded in connection with the Acquisition have been pushed down to the financial statements of the Company.

Recapitalization

On April 18, 2002, the Company completed an offering of subordinated notes in the amount of $175.0 million as part of a recapitalization (the Recapitalization). Concurrently with the offering of the subordinated notes, the Company entered into a new senior credit facility in the amount of $395.0 million including a $75.0 million revolving credit facility of which $5.9 million was borrowed at closing. The total amount borrowed was $500.9 million. The proceeds of the Recapitalization were used to:

•	repay all outstanding debt under the Company’s existing revolving credit and term loan agreement, which totaled $187.2 million;

•	make a distribution of $62.3 million to ASC, Inc. to repay all amounts outstanding on a senior subordinated promissory note due to Norway Seafoods;

•	pay related fees and expenses, which totaled $31.6 million;

•	distribute the remainder of the proceeds to American Seafoods Consolidated LLC, which, in turn, distributed these funds to Holdings. Holdings used these funds to repay all amounts outstanding on a senior subordinated promissory note due to Norway Seafoods, which totaled $56.1 million, and make a distribution of $163.7 million to the members of Holdings.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

In addition, the Company distributed to its equity holders cash on hand at the time of the Recapitalization. The aggregate amount distributed to the Company’s equity holders was approximately $203.8 million, including $5.7 million of financing fees paid to a related party out of the distribution and payments for equity-based compensation of $10.8 million. At the time of repayment of the debt, the Company had unamortized debt discounts and deferred financing costs of $14.7 million. As a result of the repayment, these amounts were charged to loss from debt repayment and related write-offs on the income statement.

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

Significant estimates impacting the financial statements include the estimated fair values of the assets and liabilities acquired in connection with the Acquisition and the acquisitions of the businesses comprising SPC and PLC, the amortization life of cooperative rights and other intangibles, the fair values and the effectiveness of hedges against risks of foreign currency, interest and fuel price changes, and the fair value of ASLP units used for equity-based compensation.

Concentration of Risk

A significant portion of the Company’s sales are denominated in Japanese yen. Material changes in the yen to dollar exchange rates have had and could have a significant impact on the Company.

The Company’s operations are concentrated in the fishing and seafood industry. Material changes in these industries or the American Fisheries Act (AFA) have had and could have a significant impact on the Company.

In October 1998, the U.S. Congress passed the AFA. Certain restrictions were imposed as a result of the AFA, including the following:

•	The Company is not allowed to harvest more than 17.5% of the directed Pollock catch in any given year; and

•	The AFA limits participation in the catcher-processor sector for pollock to nineteen specified vessels, of which the Company owns seven, and one other catcher vessel.

When passed, the AFA included a sunset provision that caused certain key provisions to expire on December 31, 2004. The AFA was amended in November 2001 to remove the December 31, 2004 sunset provision of the original AFA.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

Accounts Receivable and Revenue Recognition

The Company recognizes revenues and records accounts receivable balances when persuasive evidence of an arrangement exists, delivery has occurred to the extent required by the sales terms agreed to with the customer, the price is fixed or determinable and collectibility is reasonably assured. The allowance for doubtful accounts reflects management’s estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. It is the Company’s policy to write off accounts as collectibility becomes remote.

Inventories

Inventories, which consist of processed seafood and certain raw materials, are stated at the lower of cost or market. Cost includes materials, labor, and manufacturing overhead related to harvesting and processing inventories. The average cost method is used to cost ASI and SPC inventories, which together represented approximately 56% and 47% of consolidated total inventories at December 31, 2002, and 2003, respectively. The first-in, first-out method is used to cost all other inventories.

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

Costs of major scheduled vessel maintenance, which consists of drydocking the vessel and overhauling or replacing certain components, are capitalized and depreciated over the period through the next major scheduled vessel maintenance, which is generally performed on a three-year cycle.

Impairment of Long-Lived Assets and Long-lived Assets to Be Disposed Of

Long-lived assets and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets, or asset groups, to be held and used are evaluated for impairment by comparing the carrying value to the future net cash flows expected to be generated by the assets. If the carrying value of the assets exceeds the expected future net cash flows, undiscounted and without interest, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Foreign Currency

The Company records gains and losses on foreign currency transactions in other income and expense. Certain foreign currency forward contracts are designated as hedges of forecasted sales, and gains and losses

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

resulting from the effective portion of the hedge, which relate to changes in spot rates, are deferred and included in income when the forecasted sales occur. Gains and losses resulting from the ineffective portion of the hedge, which generally relate to the time value component of the contract, are recognized currently in earnings.

Goodwill

Through December 31, 2001, the Company amortized goodwill over its estimated life. As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and ceased amortization of goodwill. The following table summarizes the effect SFAS 142 would have had on net income in 2001 had the statement been applied in 2001:

Year Ended December 31, 2001
Reported net income	$16,289
Add back: Goodwill amortization	6,526

Adjusted net income	$22,815

Beginning January 1, 2002, the Company assesses goodwill for impairment by applying a fair value based test at least annually or on an interim basis if circumstances change or events occur that indicate that goodwill of a reporting unit may be impaired. In accordance with SFAS No. 142, the Company assigns goodwill to the reporting units that the Company expects to benefit from the expected synergies of the business combinations that the Company has entered into. The Company performed the transitional impairment test required by SFAS 142 as of January 1, 2002 and also performed annual goodwill impairment tests during the fourth quarters of 2002 and 2003. To date no goodwill impairment has been indicated.

Cooperative Rights

Cooperative rights were recorded at their estimated fair value of $138.2 million in connection with the Acquisition. From January 28, 2000 to October 2001, the cooperative rights were amortized on a straight-line basis over 59 months, which coincided with the original sunset provisions under the AFA. Beginning in November 2001, as a result the elimination of the sunset provisions to the AFA, the Company changed the life of the cooperative rights to 23.2 years, based principally on the average remaining lives of the vessels, as the AFA specifies vessels to which the cooperative rights apply. Approximately $1.4 million of cooperative rights were recorded in connection with the acquisition of PLC in 2001. Amortization of cooperative rights in 2001, 2002 and 2003 was $24.1 million, $3.9 million and $3.9 million, respectively.

Other Intangibles

On January 28, 2000, the Company entered into a fishing rights lease agreement with Rebecca Ann Fisheries, Inc., or RAFI, pursuant to which RAFI leased the Company its right to harvest the entire portion of the total allowable catch allocated to it under the pollock conservation cooperative program. The Company was obligated under the agreement to make annual payments in the amount of $1.3 million. The Company also had the option to purchase RAFI’s fishing rights for $0.9 million upon expiration of this agreement on December 31, 2008. This obligation was recorded as a liability at the inception of the agreement of approximately $7.0 million, which equaled its net present value. Interest expense relating to this obligation in 2001, 2002 and 2003 was $1.0 million, $0.9 million, and $0.1 million, respectively. The balance of this obligation was $5.9 million at December 31, 2002. On January 29, 2003, the Company settled its obligation to RAFI at approximately the carrying amount of the obligation and completed the purchase of substantially all the rights from RAFI on April 1, 2003 for additional consideration of approximately $1.0 million.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

The fishing rights were recorded as an intangible asset at their estimated fair value. Amortization expense related to these rights was $1.2 million in 2001, $0.6 million in 2002, and $0.4 million in 2003.

On December 16, 2002, the Company purchased substantially all of the assets of SPC. The allocation of the purchase price included approximately $4.9 million in intangible assets other than goodwill. These acquired intangible assets consist principally of a trade name and customer-based intangibles, each of which has an estimated life of ten years.

The weighted average amortization period of cooperative rights and other intangible assets subject to amortization is 22.8 years and the estimated aggregate amortization expense for each of the next five years is $4.7 million.

Deferred Financing Fees and Debt Discounts

Financing fees and costs have been deferred and are amortized as a component of interest expense using the straight-line method, which approximates the effective interest method over the term of the debt.

Certain related party debt instruments were discounted as the stated interest rates were considered to be below market rates for loans with similar conditions and restrictions. These discounts were amortized over the period of the restrictions.

Incremental direct costs related to the offering of securities are deferred to the extent that management expects that completion of the offering is probable and that the offering will not be postponed for an extended period. At December 31, 2003 the Company has incurred $7.9 million relating to a proposed public offering (see Note 23) and such costs are included in other long-term assets in the accompanying consolidated balance sheet.

Shipping and Handling Costs

Carrier shipping and handling charges are classified within selling, general and administrative expenses in the statements of operations. Total shipping and handling expenses for the years ended December 31, 2001, 2002 and 2003 were $24.0 million, $24.3 million, and $23.8 million, respectively.

Advertising Costs

The cost of advertising is expensed as incurred. Advertising expenses incurred during 2001, 2002 and 2003 were not significant.

Equity-Based Compensation

Certain employees of the Company have equity-based compensation arrangements, which grant them options to acquire partnership units of ASLP. The related compensation cost has been pushed down to the Company’s financial statements.

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, to account for its equity-based compensation plans. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for equity-based compensation plans. As allowed by SFAS No. 123, the

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair value based method had been applied to all awards in each period presented:

Dollar Amounts in thousands	2001	2002	2003
Net income, as reported	$16,289	$8,496	$14,639
Equity-based employee compensation expense included in reported net income	2,203	20,929	4,703
Equity-based employee compensation expense determined under fair-value-based method for all awards	(527)	(5,600)	(672)

Pro forma net income	$17,965	$23,825	$18,670

Income Taxes

The income tax accounts reflected on these financial statements relate solely to a foreign sales company in Japan and Southern Pride Catfish Trucking, Inc., both of which are taxable entities. All other entities are flow through entities for tax purposes.

Segment information

For the years ended December 31, 2001 and 2002, the Company had one reportable segment, harvesting and processing ocean harvested whitefish. Processing occurs both on vessels while at sea and at facilities in New Bedford, Massachusetts. Prior to the SPC acquisition, substantially all of the seafood products produced and sold were supported by the same executive management team and common customer and distribution functions. The Company did not allocate indirect expenses, including amortization of intangibles and interest expense, to any product lines or operating segments. Accordingly, the Company did not maintain separate comprehensive profit and loss accounts for these product lines. Management determined that all product lines that exceed 10% of revenues, net income and total assets possessed similar economic characteristics and met the aggregation criteria described in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.

As a result of the December 16, 2002 acquisition of substantially all of the assets and liabilities of Southern Pride Catfish Company, Inc. (SPCC), the Company now has two reportable segments, ocean harvested whitefish and other seafood products. Other seafood products were not significant prior to the acquisition of SPCC.

Major Customers

The Company did not have any individual customers that represented in excess of 10% of total sales for the years ended December 31, 2001, 2002 or 2003.

Reclassification and Revisions

Certain prior year items have been reclassified to conform to the current year presentation. Additionally, disclosures related to goodwill and equity-based compensation have been revised for the 2001 presentation.

Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company adopted this statement on July 1, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

SFAS No. 150 requires that companies disclose the fair value of minority interests in subsidiaries with limited lives such as PLC. The Company purchased the minority interest in PLC from the unrelated investor on January 1, 2004 for $1.8 million, which management believes was the fair value at December 31, 2003.

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

Seafood sales by geographic region, excluding sales to related parties, were (in thousands):

	2001	2002	2003
North America	$109,958	$110,387	$207,255
Japan	141,378	131,518	102,010
Europe	46,093	57,440	58,533
Other Asia	35,858	32,633	41,203

	$333,287	$331,978	$409,001

Note 3.    Inventories

Inventories at December 31, 2002 and 2003 consist of the following (in thousands):

	2002	2003
Fish blocks and surimi	$14,106	$28,609
Finished seafood products	9,374	15,135
Breading, batter and packaging	740	823

	$24,220	$44,567

Note 4.    Prepaid Expenses

Prepaid expenses at December 31, 2002 and 2003 consist of the following (in thousands):

	2002	2003
Additives and packaging	$4,475	$5,808
Prepaid product freight	1,190	3,174
Fuel	901	916
Prepaid insurance	1,580	1,962
Fishing gear supplies	760	271
Deposits	269	281
Other	1,375	1,555

	$10,550	$13,967

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

Note 5.     Property, Vessels and Equipment

Property, vessels and equipment at December 31, 2002 and 2003 consist of the following (in thousands):

	2002	2003
Vessels and related equipment	$302,021	$307,009
Land	1,470	1,470
Building	10,777	12,179
Machinery and equipment	26,573	27,997
Fishing gear	5,442	5,822
Office equipment, furniture and fixtures	3,652	6,224
Office leasehold improvements	636	591

	350,571	361,292
Less accumulated depreciation and amortization	(97,489)	(135,327)

	$253,082	$225,965

Depreciation of property, vessels and equipment, net of amounts included in inventory, and amortization of leasehold improvements was $36.5 million, $37.8 million, and $37.2 million for the years ended December 31, 2001, 2002, and 2003, respectively. Depreciation and amortization recorded in ending inventory at December 31, 2002 was $2.0 million and at December 31, 2003 was $4.0 million.

Note 6.    Derivative Instruments

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective with the Acquisition. The Company has formally designated its hedging derivative instruments as cash flow hedges.

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

As of December 31, 2003, the Company had open foreign exchange contracts which are formally designated as cash flow hedges, maturing through March 31, 2008 with total notional amounts of $642.1 million, including $150 million subject to extension agreements. Also included in these total notional amounts were extension agreements that originated with a related party with notional amounts of $41.3 million. These related party contracts were with Aker RGI ASA (Aker), which, at December 31, 2001, was a limited partner in ASLP, the Company’s ultimate parent. Aker was not a related party at December 31, 2002 or thereafter.

In connection with these foreign currency forward exchange contracts, as of December 31, 2003, the Company also had agreements to extend foreign exchange agreements that expire between March 2006 and December 2007, and September 2006 and March 2008. These extension agreements would become binding and effective only if the spot price falls to a rate below a pre-specified level (the trigger) on or before December 2005 or March 2006, respectively. If the spot rate does not reach the trigger on or before December 2005 or March 2006, then neither the Company nor the counterparty shall have any right or obligation with respect to any of

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

these extension agreements. The trigger for each of these extension agreements is 99.00 JPY per USD and the notional amounts of these extension agreements are $150.0 million. The Company also has extension agreements with notional amounts of $39.0 million that were triggered on October 7, 2003 when the spot rate reached the trigger of 110.0 JPY per USD.

The unrealized gains and losses resulting from the change in spot rates, the effective portion, are recorded in accumulated other comprehensive income or loss. These gains and losses are recognized in revenues when the forecasted sales occur. The estimated net amount of unrealized gains as of December 31, 2001 and 2002 that were expected to be reclassified into earnings within the next 12 months were approximately $16.1 million and $1.8 million, respectively, and the unrealized losses as of December 31, 2003 expected to be reclassified into earnings within the next 12 months were approximately $17.7 million. Net gains reclassified into revenues for the years ended December 31, 2001, 2002 and 2003 were $11.8 million, $15.7 million and $0.9 million, respectively.

The net unrealized gains and losses recognized in earnings on foreign exchange contracts designated as cash flow hedges represent the change in fair value of these contracts arising from factors other than the change in spot rates, including the change in the time value component of the contracts. The net unrealized gains (losses) recognized in earnings during the years ended December 31, 2001, 2002 and 2003 were approximately $16.2 million, $18.3 million and $(4.2) million, respectively, which are included in the Company’s income statements as a component of foreign exchange gains. Unrealized foreign exchange gains and losses on the consolidated statements of cash flows are net of unrealized gains and losses existing at the beginning of the year for contracts settled during the year. Realized gains for the 2001 and 2002 periods were approximately $3.0 million and $0.2 million, respectively. There were no net realized gains for the year ended December 31, 2003. There were realized losses on foreign exchange contracts and net foreign currency transaction losses of approximately $1.3 million in 2001 and foreign currency transaction gains of $0.5 million and $0.2 million in 2002 and 2003, respectively.

The Company has barrier options, which are formally designated as cash flow hedges, to enter into foreign exchange contracts with Aker with a notional amount of $41.3 million. These contracts can be exercised at the Company’s election. The options, if exercised, provide that the Company receives USD in exchange for JPY. The exercise dates are between April 2004 and July 2005. At December 31, 2002, an unrealized gain of approximately $5.0 million related to these options was included in accumulated other comprehensive income or loss. At December 31, 2003 the fair value of these contracts was nominal.

The majority of the aforementioned foreign exchange contracts are covered by a cash collateralization agreement that requires the Company to place restricted cash deposits or standby letters of credit with the counterparty for unrealized losses on the total portfolio in excess of $20 million. At December 31, 2003, the Company had in place a $16 million irrevocable standby letter of credit and an affiliate of the Company had $1.5 million in restricted cash as collateral under this agreement.

The impact of a 1% change in exchange rates is approximately $6.6 million for the $642.1 million notional amount of contracts outstanding at December 31, 2003. A change in fair value would be recognized in earnings to the extent the gain or loss results from factors other than the change in spot rates on contractual foreign exchanges designated as hedges.

The Company also had the following derivative instruments at December 31, 2003:

•	Interest rate caps with notional amounts of $29.5 million and $72.5 million maturing in 2003 and 2005, respectively. The cap rates are 9.0% and 5.0%, respectively, and the variable rate is the U.S. dollar three-month LIBOR rate. The fair value of these instruments was not significant at December 31, 2002 or 2003.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

•	Fuel hedges whereby the Company pays a fixed price per gallon and receives a floating price per gallon with the payments being calculated on a total notional amount of 7.7 million gallons over the term of the contracts through November 30, 2004. The objective of the swap agreements is to hedge the variability of future fuel prices. These instruments are considered to be substantially fully effective and therefore, substantially all unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss). Unrealized gains and losses relating to the ineffective portion of the hedge were not significant. The fair value of these instruments was not significant at December 31, 2002 and represented an unrealized gain of approximately $1.1 million at December 31, 2003.

On April 18, 2002, the underlying debt instruments associated with interest rate swaps and caps were repaid by the Company. At the date of the debt repayment, the Company had an unrealized loss of $1.0 million as a component of other accumulated comprehensive income as the swaps and caps were considered to be fully effective. Concurrent with the debt repayment, the $1.0 million was charged to loss from debt repayment and related write-offs on the statement of operations, and the swaps and caps were redesignated as cash flow hedges of the interest payments due on the debt instruments that were issued on April 18, 2002. These instruments are considered to be substantially fully effective and therefore, substantially all unrealized gains and losses are recorded as a component of other accumulated comprehensive income. Unrealized gains and losses relating to the ineffective portion of the hedge were not significant. During 2003, these redesignated interest rate swaps and caps expired.

Note 7.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2002 and 2003 consist of the following (in thousands):

	2002	2003
Accounts payable	$10,288	$22,775
Accrued payroll and benefits	4,646	2,812
Deferred compensation	3,272	4,580
Accrued protection and indemnity	2,125	503
Current portion of fishing rights obligation	552	—
Accrued income taxes	80	24
Interest payable	5,011	5,333
Other accrued liabilities	4,606	4,716

	$30,580	$40,743

Note 8.    Long-Term Debt

Debt Prior to April 18, 2002 Recapitalization

On January 28, 2000, the Company entered into a revolving credit and term loan agreement (the Loan Agreement) with a syndicate group of banks. The Loan Agreement provided for a revolving loan commitment of $60 million and a maximum of $20 million in letters of credit as a subfacility of the revolving loan. The interest was determined on a LIBOR or prime rate basis at the Company’s option, plus a margin determined by results of financial covenant ratios. The margins ranged from 2.75% to 2.00% for LIBOR loans and 1.75% to 1.00% for prime rate loans. The Loan Agreement also provided for a commitment fee of 0.5% to 0.375% of the unused portion of the commitment.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

The long-term facility included a $175 million term loan (Term A) which was payable in quarterly installments of $9 million through 2002, $10 million for 2003 and $11.25 million for 2004. The Term A loan was scheduled to mature on December 31, 2004. Interest was to be determined on a LIBOR or prime rate basis at the Company’s option, plus a margin determined by results of financial covenant ratios. The margins ranged from 2.75% to 2.00% for LIBOR loans and 1.75% to 1.00% for prime rate loans.

The long-term facility also included a $75 million term loan (Term B) which was payable in quarterly installments of $187,500 for the years 2001 to 2004 and $12.5 million for each of the first three quarters of 2005, with the final payment of $33.75 million due December 31, 2005. Interest was determined on a LIBOR or prime rate basis at the Company’s option, plus a margin determined by ratings received from Moody’s and Standard & Poor’s. The margins ranged from 3.50% to 3.25% for LIBOR loans and 2.50% to 2.25% for prime rate loans.

The Loan Agreement was secured by all significant assets of the Company, including intangible assets. There also were various covenants requiring additional principal payments on the Term A and Term B loans based on issuance of equity, sale of assets and an excess cash flow calculation performed annually.

Various financing fees and costs were paid in connection with the Term A and Term B loans. These deferred financing fees, totaling approximately $9.3 million, were being amortized into interest expense on a straight-line basis over a period of six years. Amortization of financing costs was approximately $1.6 million for the year ended December 31, 2001.

On December 26, 2001, PLC entered into an $8.0 million revolving term note with a financial institution which was payable in equal semi-annual installments of $0.4 million until January 1, 2012. The purpose of the revolving term note was to refinance the loans related to the purchases of the freezer longliner vessels. Interest was determined, at the Company’s option, based on a series of rate options, plus a 2.25% margin. The rate options ranged from a base rate, which was an adjustable interest rate set by a bank’s 30-day prime rate. The interest rate at December 31, 2002 was 3.6%. In December 2003 this note was paid in full.

Debt After April 18, 2002 Recapitalization

On April 18, 2002, the Company entered into a credit agreement (the Credit Agreement) with a syndicate group of banks. The Credit Agreement provides for a revolving loan commitment through 2007 of $75.0 million with a subfacility for letters of credit of up to $30.0 million. There was a total of $2 million and $39.5 million outstanding on the revolving credit facility at December 31, 2002 and December 31, 2003, respectively. There was an open letter of credit of $16.0 million at December 31, 2003, which decreases the amount of available borrowings under this credit facility. No such letters of credit were drawn against the credit facility at December 31, 2002. The amount of available borrowings under this credit facility was $19.5 million at December 31, 2003. The interest on the revolver is determined based on a rate, which is calculated using LIBOR (Eurodollar rate) or the higher of the Bank prime rate and the federal funds effective rate plus 0.5% per annum (base rate) basis at the Company’s option, plus a margin determined by results of financial covenant ratios. The margins range from 2.25% to 3.00% for Eurodollar loans and 1.25% to 2.00% for base rate loans. At December 31, 2003, the interest rate was 4.61%. The Credit Agreement also provides for a commitment fee of 0.5% to 0.375% of the unused portion of the revolving commitment, depending on the results of financial covenant ratios. The revolving loan matures on September 30, 2007.

The Credit Agreement also provides for a long-term facility, which includes a $90.0 million term loan (Term A). At December 31, 2003, Term A was payable in quarterly principal installments of $3.0 million through March 2004, $3.5 million from June 2004 to March 2005, $3.9 million from June 2005 through March 2006, $4.8 million from June 2006 through March 2007 and $5.3 million from June 2007 through the final

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

payment on September 30, 2007. Interest may be determined on a Eurodollar rate or the base rate basis at the Company’s option, plus a margin determined by results of financial covenant ratios. The margins range from 2.25% to 3.00% for Eurodollar loans and 1.25% to 2.00% for base rate loans. At December 31, 2003, the interest rate was 4.17% and the amount outstanding was $62.5 million.

The Credit Agreement also includes a $230.0 million term loan (Term B). At December 31, 2003, Term B was payable in quarterly principal installments of $0.6 million through September 2007, $6.6 million from December 2007 through March 2008, $8.0 million from June 2008 through December 2008 and a final payment of $203.4 million at maturity on March 31, 2009. Interest may be determined on a Eurodollar rate or the base rate basis at the Company’s option, plus a margin of 3.25% for Eurodollar loans or 2.25% for base rate loans. At December 31, 2003, the interest rate was 4.42% and the amount outstanding was $250.2 million.

On December 16, 2002, the Company and its parent companies amended the existing senior credit facility. The amendment provides for an increase in the principal amount of Term B loans by $50 million. The Company used the borrowing of $50 million in additional Term B loans to make certain payments related to the acquisition of the assets of SPC, pay related fees and expenses, and for general corporate purposes. The SPC assets that the Company acquired are included in the security for the Company’s indebtedness under the senior credit facility.

The Credit Agreement is secured by substantially all assets of the Company, including intangible assets. The Credit Agreement requires the Company to meet certain financial tests, including without limitation, a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. In addition, the senior credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, liens and encumbrances, changes in the nature of the business, investments, dividends and other restricted payments, prepayments of certain indebtedness (including the notes), certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. During the third quarter of 2003, an adjustment was made to reverse the management bonus accrued through June 30, 2003 of approximately $1.2 million in accordance with certain employment agreements and the Company’s general bonus policy, which require that performance bonuses are not payable for any year in which there is or would be a covenant violation. Also, the Company obtained an amendment to its debt covenants at a cost of $0.4 million, which, among other things, adjusted the required leverage ratio as of December 31, 2003 and March 31, 2004. If not for this amendment and the reversal of the bonuses, the Company’s leverage ratio as of December 31, 2003 would have exceeded the levels required to maintain compliance with the leverage ratio covenant under the credit agreement.

The Company issued and sold $175.0 million of senior subordinated notes on April 18, 2002. These notes mature in 2010, and interest is paid bi-annually at a fixed interest rate of 10.125%. Interest expense for the senior subordinated notes was $12.4 million and $18.0 million for the years ended December 31, 2002 and 2003, respectively.

At December 31, 2003, future maturities of long-term debt are as follows (in thousands):

2004	$15,929
2005	17,904
2006	20,977
2007	63,373
2008	30,716
Thereafter	378,383

$527,282

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

The senior subordinated note agreement contains various financial, operating and restrictive covenants and impose restrictions on capital expenditures. The indenture governing the subordinated notes also imposes restrictions similar to the Credit Agreement restrictions on the operation of the business. The Company was in compliance with the financial covenants of the senior subordinated note agreement at December 31, 2003.

Various financing fees and costs were paid in connection with the Credit Agreement and the senior subordinated notes. These deferred financing fees, totaling approximately $36 million, are being amortized into interest expense on a straight-line basis, which approximates the effective interest method over the periods presented. Amortization of deferred financing fees was approximately $3.8 million and $5.2 million for the years ended December 31, 2002 and 2003, respectively.

Interest expense is net of interest income of $0.2 million, $0.1 million and $0.1 million in 2001, 2002 and 2003, respectively.

Note 9.    Long-Term Debt—Related Party

In January 2000, ASC, Inc. and Holdings entered into two long-term notes payable (Seller Notes) with Norway Seafoods, which have been pushed down to the Company’s financial statements. The Seller Notes provided financing for the Acquisition. The face amounts of the Seller Notes totaled $95 million. The Seller Notes accrued interest at 10% for the first year and required semi-annual interest payments. The Seller Notes provided for application of accrued and unpaid interest to outstanding principal when payment of interest is restricted based on covenants in the agreement. Interest expense related to these Seller Notes was $12.6 million and $3.5 million for the years ended December 31, 2001 and 2002, respectively and amortization expense related to this discount was $1.0 million and $0.5 million in 2001 and 2002, respectively. The maturity date of these Seller Notes was January 28, 2010. The original face amounts of the Seller Notes were discounted at 14% as the interest rates were considered to be below market rates for loans with similar conditions and restrictions. These notes were repaid in connection with the Recapitalization.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

Note 10.    Related Parties

Related parties represent companies affiliated by common ownership. Transactions with related parties include the following (in thousands):

	2001	2002	2003
Revenue:
Management, marketing and consulting fees	$938	$709	$—
Finished product sales	90	—	—

Total revenue	$1,028	$709	$—

Cost of sales:
Raw material purchases	$9,613	$4,377	$—
Purchases of fish quota	12,885	15,278	14,917

Total cost of sales	$22,498	$19,655	$14,917

Selling, general and administrative expenses:
Director’s fees	$150	$150	$150
Marketing and commission expenses	267	572	533

Total selling, general and administrative expenses	$417	$722	$683

Other:
Interest expense	$13,608	$4,901	$—
Interest income	$—	$157	$288
Debt discount amortization	$969	$—	$—
Aircraft lease expense	$—	$—	$773

Purchases of fish quota from related parties comprised 72.4%, 79.7% and 62.6% of total purchases of fish quota in 2001, 2002 and 2003, respectively.

The Company leases an aircraft on a month-to-month basis from ASLP.

Note 11.    Income Taxes

The taxable entities in the consolidated group include a foreign sales company in Japan and, beginning in December 2002, Southern Pride Catfish Trucking, Inc. The Company and all of its other subsidiaries are flow through entities for income tax purposes. Therefore, the provision for income taxes for these periods reflects only the provision (benefit) of the taxable entities. Provision (benefit) for income taxes include the following (in thousands):

	2001	2002	2003
Current	$(13)	$81	$41
Deferred	—	—	—

Total provision (benefit)	$(13)	$81	$41

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	2001	2002	2003
Statutory rate	35.0%	35.0%	35.0%
Impact of flow-through entities	(35.0)%	(34.1)%	(34.7)%
Other	(0.1)%	—%	—%

Effective rate	(0.1)%	0.9%	0.3%

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets and liabilities at December 31, 2002 and 2003 are not material. The book basis of the Company’s net assets exceeds tax basis by approximately $173.6 million and $143.7 million at December 31, 2002 and 2003, respectively.

The Internal Revenue Service is currently examining ASG’s tax return for 2000 and ASC, Inc.’s tax returns for 1999 and 2000. No adjustments have been proposed to date by the Internal Revenue Service as a result of these examinations. In addition, the Internal Revenue Service has indicated its intention to audit ASC, Inc. with respect to the tax year 2001.

In December 2003, ASC, Inc. received an assessment from the Alaska Department of Revenue for approximately $2.5 million, including interest and penalties, related to the 1996 to 1998 tax years. This assessment relates to operations prior to the Acquisition; therefore the Company believes that it is indemnified under the terms of the Acquisition agreement for any amounts that may ultimately be payable relating to this matter. The indemnifying party has initiated steps to challenge the assessment by the Alaska Department of Revenue. While the outcome of this matter is uncertain, the Company does not believe that the matter will have a material adverse effect on the Company’s consolidated financial statements.

Note 12.    Retirement Plans

The Company sponsors a defined contribution profit sharing plan that covers all eligible full-time employees. Profit sharing contributions to the plan are at the discretion of management. The Company also makes matching contributions equal to 25% of the employees’ contributions to the plan. The total amount of the Company’s contributions was approximately $84,000, $176,000 and $133,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

The Company also sponsors a nonqualified deferred compensation plan for certain employees. The Company makes matching contributions equal to 25% of the employees’ deferred compensation up to a maximum Company contribution of 3.75% of the employee’s annual compensation. Employees’ earnings under this plan are calculated to be equal to the returns of certain public funds as designated by the employee. To assist in funding the deferred compensation program, the Company has invested in corporate-owned life insurance policies. The cash surrender value of these policies is approximately $2.2 million and $3.9 million at December 31, 2002 and 2003, respectively, and is included in other assets. The liability for the deferred compensation was approximately $3.0 million and $4.6 million at December 31, 2002 and 2003, respectively, and is included in accrued expenses.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

Note 13.    Commitments and Contingencies

Leases

The Company leases offices, two warehouses, parking space, and land under operating leases. Lease expense was $2.8 million, $3.0 million, and $3.9 million for the years ended December 31, 2001, 2002, and 2003 respectively.

Minimum future lease payments under noncancelable operating leases having remaining terms in excess of one year as of December 31, 2003 are as follows (in thousands):

2004	$1,107
2005	1,052
2006	932
2007	816
2008	119

$4,026

The Company has no minimum future lease payments under noncancelable operating leases beyond 2008.

Litigation

The Company is party to several lawsuits involving employment matters. On October 7, 2003, the Company paid approximately $1.7 million as full and final satisfaction of one employment matter. The charge to the Company’s income statement due to the settlement of this suit was not significant as the Company had previously accrued its estimate of the settlement amount.

On October 19, 2001, a complaint was filed in the United States District Court for the Western District of Washington and the Superior Court of Washington for King County. An amended complaint was filed in both courts on January 15, 2002. The amended complaint was filed against the Company by a former vessel crewmember on behalf of himself and a class of over 500 seamen, although neither the United States District Court nor the Superior Court have certified this action as a class action. On June 13, 2002, the plaintiff voluntarily dismissed the complaint filed in the Superior Court. The complaint filed alleges that the Company breached its contract with the plaintiff by underestimating the value of the catch in computing the plaintiff’s wages. The plaintiff demanded an accounting of his crew shares pursuant to federal statutory law. In addition, the plaintiff requested relief under a Washington statute that would render the Company liable for twice the amount of wages withheld, as well as judgment against the Company for compensatory and exemplary damages, plus interest, attorneys’ fees and costs, among other things. The plaintiff also alleged that the Company fraudulently concealed the underestimation of product values, thereby preventing the discovery of the plaintiff’s cause of action. The conduct alleged took place prior to January 28, 2000, the date the Company’s business was acquired by Centre Partners and others through ASLP. The Company has denied the allegations made and intends to vigorously defend the claims. On September 25, 2003, the court entered an order granting the Company’s motion for summary judgment and dismissed the entirety of plaintiff’s claims with prejudice and with costs. The plaintiff has filed a motion for reconsideration of this order which motion is currently pending with the court. We have not recorded a liability related to this matter as of December 31, 2003 as the outcome is uncertain and the amount of loss, if any, is not estimable.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

In 2001 and 2002, we became aware of allegations that certain crew members may have tampered or attempted to tamper with measurement equipment on board one or more of our vessels. The National Marine Fisheries Service conducted an investigation regarding these allegations, and in consultation with the National Marine Fisheries Service, we also conducted an internal investigation regarding these allegations. In 2004, we received additional tampering allegations relating to one of our vessels. We and the National Marine Fisheries Service are currently conducting an investigation regarding these allegations. To date no fines or penalties have been assessed against us in connection with the 2004 allegations. However, the ultimate outcome of this matter is uncertain.

Other lawsuits relate principally to employment matters and are not expected by management to be material to the Company’s consolidated financial statements.

Protection and Indemnity Claims

The Company has protection and indemnity policies for each of its fishing vessels. The deductible amounts for the policies are as follows:

For the years:	Deductible per claim or occurrence
2001	$5,000–50,000
2002	$20,000–50,000
2003	$20,000–50,000

The Company incurred expenses of approximately $2.6 million, $1.7 million and $2.2 million related to costs paid under deductibles for the years ended December 31, 2001, 2002 and 2003, respectively.

Fish Purchase Commitments

The Company has commitments to purchase pollock and cod in future years based on the total allowable catch. Based on 2003 total allowable catch and allocated quotas, these purchase commitments total approximately $52.1, of which approximately $26.1 million is expected to be due in 2004.

During 2003, in connection with obtaining additional fish purchase commitments for 2004 and 2005, Holdings issued a warrant that would allow a party to acquire one percent of outstanding public debt and equity securities at the initial public offering price of the proposed offering (see Note 23) through December 31, 2006. The warrant is exercisable only if the related party sells all of its fish quota to the Company for the entire term of the next fish quota allocation cycle. The fair value of the warrant was not significant at December 31, 2003.

Note 14.    Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, foreign exchange contracts, interest rate swap and cap agreements, fuel contracts, accounts payable, and short-term and long-term borrowings. The Company believes that the fair value of these financial instruments generally approximates their carrying amounts based on current market indicators, such as prevailing interest rates and market pricing models, except that the estimated fair value of the Company’s senior subordinated notes represents approximately $180.0 million and $200.0 million at December 31, 2002 and 2003, respectively. This exceeds their $175.0 million carrying value.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

Note 15.    Member’s Equity

Restrictions on Distributions and Liabilities

As described in Note 1, the Company is part of a group of subsidiaries that are owned by ASLP. The partners’ of ASLP do not have any direct liability for the acts of the Company. There are restrictions imposed on distributions to members by covenants contained in the Credit Agreement and senior subordinated note agreement, both as described in Note 8. Distributions are limited to an amount that will enable the partners to pay theoretical tax, as defined in the Credit Agreement, on the amount of taxable income of the Company allocated to its members.

Preferred Return

The Company is required under the terms of its LLC agreement to credit profits to the capital account of ASC, Inc. to provide ASC, Inc. a preferred return. This annual return is equal to 8.25% of that member’s contributed capital. The cumulative to date preferred return as of December 31, 2003 was $34.1 million. The remaining net income of the Company is allocated to its members based upon a pro rata share of their membership units.

Note 16.    Partnership Unit Option Plan

ASLP adopted a unit option plan on January 28, 2000, as amended and restated effective April 18, 2002 and as amended on December 16, 2002 (the “Unit Option Plan”). Options were granted under the Unit Option Plan to officers and certain key employees. The purpose of the Unit Option Plan is to promote the success of ASLP and the interests of its partners by attracting, motivating, retaining and rewarding eligible participants.

The Unit Option Plan has been administered by the board of directors of ASC Management, Inc., the general partner of ASLP. The board selects eligible participants for participation in the Unit Option Plan and determines the number of partnership units subject to each option granted thereunder, the exercise price of such options, the time and condition of exercise of such options and all other terms and conditions of such options, including the form of the option agreement setting forth the terms and conditions of such options. The board may in its discretion establish performance measures or other criteria that must be satisfied or met as a condition to the grant of an option or the exercisability of all or a portion of an option. The board also determines whether an option is exercisable in cumulative or non-cumulative installments and in part or in full at any time.

In the sole discretion of the board, the terms of an option agreement may provide that in the event of a reorganization, merger, consolidation, sale or other disposition of all or substantially all of the assets of or equity interests in ASLP, the vesting of some or all of a participant’s outstanding options shall, immediately upon the occurrence of such event or at such other time specified in the option agreement, be accelerated, in part or in full. In addition, the board may at any time accelerate the vesting of any option issued under the Unit Option Plan, in part or in full.

The Unit Option plan provides for the issuance of Series A options, Series B options, Series C options, Series D options, Series E options and Series F options, and permits ASLP to issue different types of options. Under the plan, the Series A options vest based on certain specified periods of continued employment following issuance of the options; the Series B and E options vest based on ASLP achieving certain EBITDA targets; the Series C, D and F options vest based on certain partners of ASLP achieving specified target internal rates of returns. Series B, C, D, E, and F options are considered performance-based awards. Therefore, these awards are accounted for as variable awards and compensation costs relating to the awards are recognized when it becomes probable that the performance targets will be achieved and vesting will occur.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

Subject to adjustments provided for in the option agreements, the Unit Option Plan provides for an aggregate of 182,000 partnership units to be available for option grants. Each option is subject to vesting provisions and transfer restrictions as set forth in the option agreement relating to such option. Unless terminated earlier by the board, the Unit Option Plan will terminate when partnership units are no longer available for grant.

Prior to the Recapitalization, the Series A options vested 50% after the third year and ratably for the fourth, fifth, and sixth years. The Series A options were granted as part of a fixed award with a strike price equal to the fair market value of the partnership units when issued. Accordingly, no compensation expense was recognized for these options in 2001 or prior to the recapitalization. The Series B options vested ratably over five years provided certain EBITDA targets were met. Series B Unit options exercisable under the plan as December 31, 2001 were 11,657, and compensation expense of $2.2 million was recorded in 2001 relating to these options. The Series C and D options vest upon a substantial sale of the ownership interests of certain partners based upon the achievement of certain internal rate of return targets. Since vesting of these options was not considered probable at December 31, 2001, no compensation expense was recognized relating to C and D options in 2001.

On April 18, 2002, in connection with the Recapitalization, the Company made changes in the terms of the options held by certain employees of the Company to acquire partnership units in ASLP. The changes to the terms of the options impacted the Series A, B, C and D options. The Series A options were repriced from $100 to $83.55 per partnership unit through the date of the Recapitalization and to $50.00 per partnership unit after the Recapitalization. The vesting of the Series A options was changed to 37.5% immediately prior to the Recapitalization, 12.5% upon the third anniversary of the original option grant and 16.67% per year thereafter. The Series B options were repriced from $100 to $83.55 per partnership unit, 90% of the options vested immediately prior to the Recapitalization and 10% of the options were cancelled. The Series C and D options were repriced to $0.01 per partnership unit. The Company accounts for repriced awards as variable awards until such awards are exercised. A portion of the Series C and D options vested upon a sale of the ownership interests of certain partners in August 2002. On November 18, 2002, the Company forgave the $0.01 exercise price for the units that vested upon a sale of ownership interests and converted these options to partnership units in ASLP. In 2002, the board of directors granted additional Series A options, 50% of which vest on the third anniversary of the grant date with the remainder vesting equally on each of the fourth, fifth and sixth anniversary of the grant date, new Series E performance-based options that vest only if certain EBITDA targets are met and new Series F performance-based options that vest upon a substantial sale of the ownership interests of certain partners based upon the achievement of specified internal rate of return targets. These grants included options for certain new key employees hired subsequent to the Recapitalization. At December 31, 2002, certain terms of the Series E options were not resolved, but the Company agreed to vest 10% of the Series E options at that time excluding Series E options held by SPC employees. The equity-based compensation charge resulting from these changes was $15.3 million in the year ended December 31, 2002. In addition, a portion of the Series C and D options vested upon a sale of the ownership interests of certain partners in August 2002. The equity-based compensation charge resulting from the vesting of the Series C and D options was $5.6 million in the year ended December 31, 2002.

No additional Series C, D, or F options vested in 2003 and vesting of such outstanding awards was not considered probable at December 31, 2003. Therefore no compensation costs were recorded relating to these options in 2003. An equity-based compensation charge of $4.7 million was recorded in 2003 relating to the Series A options that were repriced in 2002 accounted for as variable awards and based on management’s analysis as to the probability of vesting of Series E awards.

The weighted-average grant-date fair value of the outstanding options was $39.36 and $27.81 per unit for options granted during 2002 and 2003, respectively. No options were granted during 2001. The Company

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

recognized compensation expense of approximately $2.2 million, $20.9 million and $4.7 million for the years ended December 31, 2001, 2002 and 2003, respectively. As the Company will ultimately pay ASLP for the amount of option compensation expensed, these amounts have been recorded as an accrued long-term liabilities to related parties.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Assumptions used in estimating the fair value were as follows:

	2002	2003
Risk free interest rate	2.95%–4.65%	2.52%–3.05%
Expected life	2.75–5 years	5 years
Expected volatility	—	—
Expected dividend yield	—	—

Expected volatility is zero as ASLP has no public equity securities. Expected dividend yield is zero as distributions are expected only to pay theoretical tax.

Activity and price information for the plan are summarized as follows:

	Series A (units)	Series B (units)	Series C (units)	Series D (units)	Series E (units)	Series F (units)	Weighted Average Exercise Price
Outstanding, December 31, 2000	36,588	36,579	36,579	22,500	—	—	$100.00

Outstanding, December 31, 2001	36,588	36,579	36,579	22,500	—	—	$100.00
Granted	8,407	99	99	—	37,539	8,307	$171.01
Exercised	(13,701)	(32,862)	(17,595)	(11,228)	—	—	$51.61
Forfeited	(2,103)	(3,816)	(2,343)	—	—	—	$100.00

Outstanding, December 31, 2002	29,191	—	16,740	11,272	37,539	8,307	$100.00
Granted	466	—	—	—	466	466	$219.71
Forfeited	(166)	—	(167)	—	(300)	—	$91.95

Outstanding, December 31, 2003	29,491	—	16,573	11,272	37,705	8,773	$101.66

As of December 31, 2001, 2002 and 2003, 11,657, 3,670 and 7,850 options were exercisable, respectively. The weighted average exercise price of options exercisable at December 31, 2001, 2002, and 2003 was $100.00, $168.45, and $105.38, respectively.

Outstanding options under the Unit Option Plan are summarized as follows:

Price Range	Options Outstanding	Weighted Average Exercise Price Options Outstanding	Options Exercisable	Weighted Average Exercise Price Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$0.01	27,845	$0.01	—	—	5.08
$50.00	20,718	50.00	4,180	$50.00	5.08
$166.41–$176.41	53,853	171.01	3,670	168.45	7.36
$219.71	1,398	219.71	—	—	8.35

	103,814	$101.66	7,850	$105.38	6.31

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

On July 2, 2002, the Company loaned $6 million to its chief executive officer to purchase ownership interests in ASLP and Holdings from a selling ASLP partner at the same price per unit paid by other purchasing partners at that time. The loan bears interest at the prime rate plus one-half percent per annum, reset on January 1, April 1, July 1 and October 1 of each year that the loan is outstanding. The loan effective rate was 5.25% and 4.50% at December 31, 2002 and 2003, respectively. Payments on the loan are required to be made from the net proceeds of any and all dividends and distributions with respect to the chief executive officer’s interests in ASLP or Holdings, interests in connection with a public liquidity event or exercise of any management option, whether currently owned or subsequently purchased, and 25% of the gross amount of any annual bonus paid and any outstanding balance is due in 2012. The underlying loan is recourse to the assets of the chief executive officer, except that the recourse to assets other than ownership interests is eliminated under certain circumstances if the value of the underlying security becomes greater than four times the loan balance, and all of the chief executive officer’s ownership interests in ASLP and Holdings is pledged as collateral for the loan. During 2002 and 2003, approximately $0.2 million and $0.3 million of related party interest income had been recorded pursuant to this loan, respectively. The amount outstanding was $5.9 million at December 31, 2002 and 2003.

On October 28, 2002, as a non-public entity, Holdings loaned approximately $0.7 million to certain members of management of the Company to purchase ownership interests in ASLP from a selling partner. These loans were made at the same interest rates and with substantially the same terms as contained in the loan to the chief executive officer.

Note 17.    Accumulated Other Comprehensive Loss

Comprehensive income (loss) includes net income as well as a component comprised of certain gains and losses that under generally accepted accounting principles are reflected as other accumulated comprehensive income in members’ interest, but are excluded from the determination of net income. The Company has segregated the total other accumulated comprehensive loss from the other components of members’ interest in the accompanying condensed balance sheet. The components of accumulated other comprehensive (loss) at December 31, 2002 and 2003 are as follows:

	2002	2003
Unrealized losses on derivative instruments designated as hedges	$(6,315)	$(49,634)
Translation adjustment	(9)	(9)

Total accumulated other comprehensive loss	$(6,324)	$(49,643)

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

Note 18.    Quarterly Information (Unaudited)

The following tables set forth selected consolidated financial data for the Company for the years ended December 31, 2002 and 2003.

	2002				2003
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$83,858	$98,852	$73,600	$76,562	$111,099	$121,864	$87,666	$90,734
Gross profit	41,343	36,835	30,331	17,972	47,564	40,602	28,018	15,882
Operating profit (loss)	26,734	7,055	10,268	(304)	31,023	20,013	9,667	(1,709)
Loss from debt repayment and related write offs	—	15,711	—	—	—	—	—	—
Net income (loss)	20,556	(13,302)	8,388	(7,146)	23,608	16,364	(7,761)	(17,572)

Note 19.    Acquisition of Southern Pride Catfish Business

On December 16, 2002, the Company, through direct and indirect wholly-owned subsidiaries, purchased substantially all of the assets of Southern Pride Catfish Company (“SPCC”), an Alabama corporation engaged in the business of catfish harvesting, processing and distribution and contributed these assets to SPC, which was formed in connection with the acquisition. SPC complements the Company’s operations by adding a whitefish species, catfish, to the product line. With this addition, the Company has a significant market positions in pollock, cod and catfish, the top three domestic whitefish species in terms of human consumption. The operations of SPC are included in the Company’s financial statements since the acquisition date.

The purchase price was approximately $41.8 million in cash. In addition, the Company assumed liabilities of $3.8 million, paid off bank debt of SPCC in the amount of $2.4 million and incurred direct acquisition costs of approximately $1.0 million. The acquisition was financed with additional indebtedness under the Company’s senior credit facility (see Note 8). Factors considered by management in the purchase price that resulted in goodwill included the historic and expected future cash flows of the acquired business and management’s belief that SPC will complement and augment the Company’s existing production and distribution capacity.

The allocation of purchase cost was approximately $11.7 million to current assets; $24.7 million to property and equipment, $4.9 million to other intangible assets and the residual to goodwill in the amount of $7.2 million. Acquired intangible assets consist principally of a trade name and customer-based intangibles, each of which has an estimated life of ten years.

The Company is obligated to purchase up to 5 million pounds of catfish per year from SPCC’s previous owner at a price that is based on a market index. The term of this obligation is ten years. Total catfish purchased from the previous owner was $1.3 million in 2003 and was not significant for the period from December 16, 2002 through December 31, 2002.

Unaudited proforma revenue was $438.6 million and $418.4 million and unaudited proforma net income was $17.9 million and $10.1 million for the years ended December 31, 2001 and 2002, respectively. These pro forma amounts give effect to the acquisition of the assets of SPC as if the transaction had been consummated on the first day of each period presented.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

Note 20.    Segment Information

The Company is principally engaged in the harvesting, processing, marketing, selling and distribution of fish products. At December 31, 2003, the Company’s reportable segments are:

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

Prior to 2003, the Company had one reportable segment, harvesting and processing ocean harvested whitefish. Revenues, earnings and assets from other seafood products were not significant prior to 2003. As a result of the acquisition of substantially all of the assets of SPC in December 2002, the other seafood products segment became significant to the Company.

Segment operating results and balances are determined on a basis consistent with the accounting policies used in the consolidated financial statements. There are no transactions between reportable segments. Corporate costs are allocated to each segment based on total assets.

Segment information for the year ended December 31, 2003 is as follows:

	Ocean Harvested Whitefish	Other Seafood Products	Total
Total revenues	$280,517	$130,846	$411,363

Depreciation and amortization in cost of sales	$31,718	$$3,023	$34,741

Gross profit	$115,376	$16,690	$132,066

Depreciation of other assets and amortization of intangibles	$6,157	$1,322	$7,479

Interest income	$52	$15	$67

Interest expense	$36,757	$3,816	$40,573

Related party interest income	$261	$27	$288

Income (loss) before income taxes	$18,610	$(3,930)	$14,680

Income tax provision			41

Net income			$14,639

Balance sheet disclosures as of December 31, 2003 are as follows:

	Ocean Harvested Whitefish	Other Seafood Products	Total
Goodwill	$33,676	$7,171	$40,847

Total assets	$454,964	$64,484	$519,448

All significant non-cash charges to income, including unrealized foreign exchange gains and losses, unrealized gains on other derivatives, and interest accrued to related parties, are attributable to the ocean harvested whitefish segment.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

Note 21.    Valuation and Qualifying Accounts

Information relating to valuation and qualifying accounts is as follows for 2001, 2002 and 2003

	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance End of Period
Year ended December 31, 2001
Allowance for doubtful accounts	$473	$88	$40	$521
Allowance for receivable from insurance provider	—	$866	—	$866
Year ended December 31, 2002
Allowance for doubtful accounts	$521	$27	$96	$452
Allowance for receivable from insurance provider	$866	$963	—	$1,829
Year ended December 31, 2003
Allowance for doubtful accounts	$452	$345	$106	$691
Allowance for receivable from insurance provider	$1,829	$161	—	$1,990
Allowance for other accounts receivables	—	$212	—	$212

(1)	Deductions for accounts receivable represent accounts written off, net of recoveries.

Note 22.    Subsequent Events

In February 2004, in order to mitigate the liquidity risk related to the impact of the strengthening JPY on the foreign exchange portfolio and related collateral agreement, the Company entered into two foreign exchange contracts to purchase JPY for USD with notional amounts of $125 million each, maturity dates of July 30, 2004 and exchange rates of 105.75 and 105.35, respectively. These foreign exchange instruments are considered to be speculative in nature and all realized and unrealized gains and losses will be recognized in the 2004 statement of operations. One of these contracts has since been terminated with no significant cost or gain to either party. The impact of a 1% change in exchange rates is approximately $1.2 million for the remaining outstanding $125 million contract.

In January 2004, the Company purchased the remaining 20% of PLC from the third party minority interest holder for $1.8 million, which exceeded the carrying value of the minority interest of approximately $1.0 million. The additional consideration paid was allocated to the assets of PLC.

Note 23.    Public Offering

American Seafoods Corporation, a wholly owned indirect subsidiary of the Company, is pursuing an offering of public equity and debt securities that, if completed, would result in the sale of a significant portion of the equity interests in Holdings to American Seafoods Corporation.

In connection with the proposed securities offering, it is expected that Holdings and its wholly owned subsidiaries including the Company (other than certain foreign subsidiaries which have only minor operations) will guarantee repayment of the debt securities to be offered. These guarantees are expected to be full and unconditional and joint and several. Holdings has no independent assets or operations. If the offering is completed, it is expected there will be no significant restrictions on the ability of Holdings or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 31, 2002 we dismissed Arthur Andersen LLP (“Andersen”) as our independent accountants. The board of directors of our managing member approved this decision. The report of Andersen on the consolidated financial statements of American Seafoods Group LLC and the combined financial statements of the Predecessor Business included in our registration statement, which became effective on October 15, 2002, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

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

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures.    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in alerting them to material information relating to the Company that is required to be included in the Company’s periodic SEC filings. There were no significant changes in our internal controls during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table identifies as of December 31, 2003 our executive officers, as well as the members of the board of directors of ASC Management, Inc. As a limited liability company, American Seafoods Group LLC does not have a board of directors; nor does any of our immediate parent American Seafoods Consolidated LLC, its parent American Seafoods Holdings LLC and our ultimate parent American Seafoods, L.P. We therefore disclose the identity of the directors and executive officers of ASC Management, Inc., the managing general partner of American Seafoods, LP.

Name	Age	Position
Bernt O. Bodal	50	President, ASC Management, Inc; Chairman and Chief Executive Officer, American Seafoods Group LLC; Director of ASC Management, Inc.
Jeffrey Davis	54	Chief Operating Officer, American Seafoods Group LLC
Michael J. Hyde	47	President, American Seafoods Company LLC
Inge Andreassen	40	Vice President of Operations, American Seafoods Company LLC
Brad Bodenman	40	Chief Financial Officer, American Seafoods Group LLC
Amy Humphreys	37	Vice President of Finance, American Seafoods Group LLC
Morgen Crow	41	Director of ASC Management, Inc.
Scott Perekslis	36	Director of ASC Management, Inc.
Lester Pollack	70	Director of ASC Management, Inc.
Eric Wilmes	31	Director of ASC Management, Inc.
George L. Majoros, Jr.	42	Director of ASC Management, Inc.
Michael Magerman	42	Director of ASC Management, Inc.
William Tisher	30	Director of ASC Management, Inc.
John M. Fluke, Jr.	61	Director of ASC Management, Inc.; Audit Committee Chairman, ASC Management, Inc.

Bernt O. Bodal.    Mr. Bodal has been the President of ASC Management, Inc., the general partner of American Seafoods, LP, the Chairman and Chief Executive Officer of American Seafoods Group LLC since January 2000 and a director of ASC Management, Inc. since January 2000. From 1994 to 1998, Mr. Bodal served as President and Chief Executive Officer of American Seafoods Company, which at the time was the operating company for our harvesting and at-sea business, and RGI Seafoods, a subsidiary of Norway Seafoods, the company from which our current owners purchased us in January 2000. Between 1998 and 2000, Mr. Bodal pursued personal investment activities.

Jeffrey Davis.    Mr. Davis has been the Chief Operating Officer of American Seafoods Group LLC and the Chief Executive Officer of American Seafoods International LLC since January 2000. Mr. Davis was the President and Chief Executive Officer of Baader North America Corporation, a wholly-owned U.S. subsidiary of Baader Beteligungs GMBH, a manufacturer of fish and poultry processing machines, from 1980 to December 1999.

Michael J. Hyde.    Mr. Hyde has been the President and Chief Executive Officer of American Seafoods Company LLC, a subsidiary of American Seafoods Group LLC and General Counsel of American Seafoods Group since 2000. From 1998 to 2000, Mr. Hyde was President of American Seafoods Company. Prior to 1998, Mr. Hyde practiced law in Seattle at Mundt MacGregor LLP, where he was a partner from 1991 to 1998.

Inge Andreassen.    Mr. Andreassen has been the Vice President of Operations of American Seafoods Company LLC since 2000. From 1996 to 2000, Mr. Andreassen was the Vice President of Operations of American Seafoods Company.

Brad Bodenman.    Mr. Bodenman has been the Chief Financial Officer of American Seafoods Group LLC since May 1, 2002 and Treasurer since March 2002. From April 2000 to December 2001, Mr. Bodenman was the Chief Financial Officer and Treasurer of Essential Markets, Inc., a developer of proprietary software, and from 1997 to 2000 Mr. Bodenman was the Chief Financial Officer and Treasurer of Muzak, LLC, a business music provider.

Amy Humphreys.    Ms. Humphreys has been the Vice President of Finance of American Seafoods Group LLC since 2002. Ms. Humphreys was the Vice President of Corporate Development of American Seafoods Group LLC from 2000 to 2002 and the Business Development Manager of American Seafoods Company from 1996 to 2000.

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

Lester Pollack.    Mr. Pollack has been a director of ASC Management, Inc. since 2000. He has been a Managing Director of Centre Partners Management LLC since 1986. Mr. Pollack is also a Limited Managing Director of Lazard Frères & Co. LLC. Mr. Pollack is a member of the board of directors of Bank Leumi USA, Centre Pacific LLC, First Sun America Life Insurance Co., Inc., Parlex Corporation, Tidewater, Inc. and Tiffen Manufacturing Inc., and is a director emeritus of U.S. Bancorp.

Eric Wilmes.    Mr. Wilmes has been a director of ASC Management, Inc. since 2000. Mr. Wilmes has been a Principal of Centre Partners Management LLC since 2001. From 1997 to 2000, Mr. Wilmes was an associate of Centre Partners Management LLC. He is a member of the board of directors of International Imaging Materials, Inc.

George L. Majoros, Jr.    Mr. Majoros has served as a director of ASC Management, Inc. since 2002. Mr. Majoros has been President and Chief Operating Officer of Wasserstein & Co., L.P. since its inception in January 2001. Mr. Majoros was a Managing Director of Wasserstein Perella & Co., Inc. and the Chief Operating Officer of its Merchant Banking Group from 1997 to 2001. Mr. Majoros also serves on the board of directors of American Lawyer Media Holdings, Inc., American Lawyer Media, Inc. and numerous private companies.

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

William Tisher.    Mr. Tisher has been a director of ASC Management, Inc. since October 2002. Mr. Tisher is currently the director of finance at Coastal Villages Region Fund and has been working there since 2001. From 1996 to 2001, Mr. Tisher worked for Mikunda, Cottrell and Co. as an auditor.

John M. Fluke, Jr.    Mr. Fluke has been a director of ASC Management, Inc. since 2002. Since 1974, Mr. Fluke has served as the Chairman of Fluke Capital Management, L.P., a venture capital firm he founded. Mr. Fluke has served as a director of PACCAR Inc. since 1984 and on its audit committee since 2002. Mr. Fluke has served as a director of Cell Therapeutics, Inc. since 2002.

We have obtained insurance that indemnifies our directors and officers against certain liabilities.

Code of Ethics and Audit Committee Financial Expert

The Company has not yet adopted a code of ethics or appointed an audit committee financial expert. Upon consummation of our proposed initial public offering, the Company will become a subsidiary of American Seafoods Corporation (“ASC”) and ASC will adopt a code of ethics and will appoint an audit committee financial expert. See “Management Discussion and Analysis of Financial Condition and Results of Operation—Proposed Initial Public Offering.” In addition, upon the consummation of our initial public offering, the Company’s 10 1/8% senior subordinated notes due 2010 are expected to be paid in full in connection with the consent solicitation and tender offer for these notes that it commenced on September 15, 2003 (as of March 30, 2004, all of these notes had been validly and irrevocably tendered). Once the notes are paid in full, the Company will cease to be a registered filer with the SEC.

Item 11.	Executive Compensation

The following table sets forth information concerning the compensation of our chief executive officer and each of our four most highly compensated executive officers during each of the last three fiscal years.

Summary Compensation Table

	Annual Compensation(1)					Long Term Compensation Awards Securities Underlying Options/SARs		All Other Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus
Bernt O. Bodal	2003		$400,000			—			$14,218	(2)
Chairman and Chief Executive Officer,	2002		$392,708		$341,344	75,067	(3)		$15,938
American Seafoods Group LLC	2001		$375,000		$166,407	—			$15,805

Michael Hyde	2003		$340,000			—			$76,345	(4)
President, American Seafoods Company LLC	2002		$335,625		$290,142	15,666	(5)		$72,114
	2001		$325,000		$186,907	—			$63,931

Jeffrey Davis	2003		$340,000			—			$11,385	(6)
Chief Operating Officer, American Seafoods Group LLC	2002 2001	$ $	335,624 325,000	$ $	290,142 154,407	27,900 —	(7)		$6,669 —

Brad Bodenman	2003		$185,000			—			$4,940	(8)
Chief Financial Officer, American Seafoods Group LLC(10)	2002 2001		$146,459 —		$125,000 —	5,550 —	(9)		— —

Inge Andreassen	2003		$200,000			—			$3,407	(11)
Vice President of Operations, American Seafoods Company LLC	2002 2001	$ $	192,709 175,000	$ $	170,672 88,407	7,615 —	(12)	$ $	2,880 2,878

(1)	Includes amounts deferred under the American Seafoods Group Deferred Compensation Plan. The American Seafoods Group Deferred Compensation Plan also provides for a company match of $0.25 for each dollar deferred (up to a maximum of 15% of compensation) (for amounts, see All Other Compensation column).
(2)	Includes a company match under the American Seafoods Group Deferred Compensation Plan of $11,719 and $2,500 for life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.
(3)	Includes a grant under the Unit Option Plan of 8,250 Series E Options and 66,817 repriced options.

(4)	Includes a payment under an agreement which provides that the company shall continue making annual $50,000 payments until 2005; company match under the American Seafoods Group Deferred Compensation Plan of $23,380 and $2,965 for life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.
(5)	Includes a grant under the Unit Option Plan of 6,000 Series E Options and 9,666 repriced options.
(6)	Includes a company match under the American Seafoods Group Deferred Compensation Plan of $10,318 and $1,067 for life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.
(7)	Includes a grant of 6,000 Series E Options under the Unit Option Plan and 21,900 repriced options.
(8)	Includes a company match under the American Seafoods Group Deferred Compensation Plan of $5,000 and $1,669 for life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.
(9)	Includes a company match under the American Seafoods Group Deferred Compensation Plan of $3,318 and $1,623 for life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.
(10)	Includes grants under the Unit Option Plan of 1,850 Series A Options; 1,850 Series E Options and 1,850 Series F Options.
(11)	Mr. Bodenman served as our Treasurer from March 2002 through May 1, 2002, and as our Chief Financial Officer since May 1, 2002.
(12)	Includes a company match under the American Seafoods Group Deferred Compensation Plan of $2,083 and $1,323 for life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.
(13)	Includes a grant of 2,250 Series E Options under the Unit Option Plan and 5,365 repriced options.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no options exercised during 2003. The following table sets forth certain information regarding options held by the named executive officers at December 31, 2003.

	Number of Securities Underlying Unexercised Options at FY-End		Value of Unexercised In-the-Money Options at FY-End
	Exercisable	Unexercisable	Exercisable	Unexercisable
Bernt O. Bodal	2,930	33,295	$43,975	$10,980,020
Jeffrey Davis	1,350	13,660	$31,982	$4,135,852
Michael Hyde	1,017	8,736	$31,982	$2,333,732
Brad Bodenman	185	5,365	$8,011	$1,089,793
Inge Andreassen	456	3,877	$11,993	$736,413

Board of Directors Compensation

The members of the board of directors of ASC Management, Inc., other than Mr. Fluke, do not receive any compensation for serving as directors. Mr. Fluke receives $12,500 per quarter as compensation for serving as a director and Audit Committee Chair of ASC Management, Inc.

Compensation Committee Interlocks and Insider Participation

On October 29, 2002, the board of directors of ASC Management, Inc. established a compensation committee comprised of three members: Scott Perekslis, Morgen Crow and George L. Majoros, Jr. The members of the compensation committee do not receive any compensation for their services.

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

If we terminate any of these executives’ employment with cause or if the executive terminates his employment without good reason, the executive is entitled only to payment of his unpaid base salary for the period prior to termination. If an executive’s employment terminates because of his death, or we terminate the executive’s employment upon his disability, then the executive is entitled to his unpaid salary and a pro-rated share of the nondiscretionary portion of the bonus to which he would otherwise have been entitled in respect of the year during which termination occurred. If we terminate an executive’s employment for any other reason or if the executive terminates for good reason, he is entitled to all of the foregoing, as well as severance compensation equal to an amount of his actual base salary for the 12-month period immediately prior to such termination payable over a 24-month period.

In addition to the generic terms described above, the executives’ particular employment agreements provide for the following specific terms:

Bernt O. Bodal.    On January 28, 2000, American Seafoods, L.P. and American Seafoods Group LLC entered into a five-year employment agreement with Mr. Bodal that provides that he will serve as American Seafoods Group LLC’s Chairman of the Board. The employment agreement, as amended, provides for an annual base salary of $375,000 in 2000. In addition, the employment agreement provides that beginning in January 2001 and annually thereafter, the board of directors of ASC Management, Inc. may in its sole discretion adjust, but not decrease below $375,000, such base salary by an amount it determines to be appropriate. The employment agreement also provides, with certain exceptions, that Mr. Bodal may not participate in any entity that competes with us or any of our subsidiaries, or any line of business which we or any of our subsidiaries is contemplating, for a period between 12 months and 24 months after the employment term and severance pay period, if applicable, depending on the method of termination. In addition, the employment agreement imposes certain non-solicitation obligations on Mr. Bodal for a 36-month period after the employment term and severance pay period, if applicable.

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

On April 1, 2000, American Seafoods, L.P. and American Seafoods Group LLC entered into a five-year employment agreement with Mr. Hyde that provides that he will serve as American Seafoods Company LLC’s President and Chief Executive Officer and American Seafoods Group LLC’s General Counsel. The employment agreement provides for an annual base salary of $325,000 in 2000. In addition, the employment agreement provides that beginning in January 2001 and annually thereafter, the board of directors may in its sole discretion adjust, but not decrease below $325,000, such base salary by an amount it determines to be appropriate. The employment agreement also provides, with certain exceptions, that Mr. Hyde may not participate in any entity whose primary business involves the catching, processing or selling of pollock for a period of 12 to 24 months after the employment term and severance pay period, if applicable, depending on the method of termination. However, the agreement does not prevent Mr. Hyde from providing independent legal services under certain circumstances. In addition, the employment agreement imposes certain non-solicitation obligations on Mr. Hyde for a 12 month to 36 month period after termination of employment and the severance pay period, if applicable, depending on the method of termination.

Jeffrey Davis.    On January 28, 2000, American Seafoods, L.P. and American Seafoods Group LLC entered into a five-year employment agreement with Mr. Davis that provides that he will serve as American Seafoods Group LLC’s President and Chief Operating Officer. The employment agreement, as amended, provides for an annual base salary of $325,000 in 2000. In addition, the employment agreement provides that beginning in January 2001 and annually thereafter, the board of directors may in its sole discretion adjust but not decrease below $325,000, such base salary by an amount it determines to be appropriate. The employment agreement also provides, with certain exceptions, that Mr. Davis may not participate in any entity that competes with us or any of our subsidiaries, or any line of business which we or any of our subsidiaries is contemplating, for a period between 12 months and 24 months after the employment term and severance pay period, if applicable, depending on the method of termination. In addition, the employment agreement imposes certain non-solicitation obligations on Mr. Davis for a 36-month period after the employment term and severance pay period, if applicable.

Brad Bodenman.    On March 18, 2002, American Seafoods Group LLC entered into a three-year employment agreement with Mr. Brad Bodenman that provides that Mr. Bodenman will serve as Chief Financial Officer of American Seafoods Group LLC. Mr. Bodenman has served as our Chief Financial Officer since May 1, 2002. The employment agreement provides for an annual base salary of $185,000 in 2002. In addition, the employment agreement provides that beginning in January 2003 and annually thereafter, the board of directors may in its sole discretion increase or adjust, but not decrease below $185,000, such base salary by an amount it determines to be appropriate. The employment agreement also provides, with certain exceptions, that Mr. Bodenman may not participate in any entity that competes with American Seafoods Group LLC or any of its subsidiaries, or any line of business which American Seafoods Group LLC or its subsidiaries is contemplating for a period of 12 months after the employment term and severance pay period, if applicable, depending on the method of employment termination. In addition, the employment agreement imposes certain non-solicitation obligations on Mr. Bodenman for a 36 month period after termination of employment and the severance pay period, if applicable, depending on the method of employment termination.

Inge Andreassen.    On January 28, 2000, American Seafoods, L.P. and American Seafoods Company LLC entered into a five-year employment agreement with Mr. Andreassen that provides that he will serve as American Seafoods Company LLC’s Vice President of Operations. The employment agreement provides for an annual base salary of $175,000 in 2000. In addition, the agreement provides that beginning January 2001 and annually thereafter, the board of directors may in its sole discretion adjust, but not decrease below $175,000, such base salary by an amount it determines to be appropriate. The employment agreement also provides, with certain exceptions, that Mr. Andreassen may not participate in any entity that competes with us or any of our subsidiaries, or any line of business which we or any of our subsidiaries is contemplating, for a period of twelve months after the employment term and severance pay period, if applicable. In addition, the employment agreement imposes certain non-solicitation obligations on Mr. Andreassen for a 36-month period after the employment term and severance pay period, if applicable.

Unit Option Plan

Our ultimate parent company American Seafoods, L.P. adopted a Unit Option Plan, on January 28, 2000 as Amended and Restated effective December 16, 2002 (the “Unit Option Plan”). Options were granted under the plan to officers and certain key employees. The purpose of the Unit Option Plan is to promote the success of American Seafoods, L.P. and the interests of its partners by attracting, motivating, retaining and rewarding eligible participants.

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

The Unit Option plan provides for the issuance of Series A Options, Series B Options, Series C Options, Series D Options, Series E Options and Series F Options, and permits American Seafoods, L.P. to issue different types of options. Under the option agreements, the Series A Options vest based on certain specified periods of continued employment following issuance of the options; ten percent of the Series E Options have vested while the balance will vest based on American Seafoods, L.P. achieving certain EBITDA targets; the Series C and D Options vest based on an American Seafoods, L.P. partner selling its interests and achieving certain target internal rates of return; and the Series F options vest upon an American Seafoods, L.P. partner selling a specified percentage of its interests and achieving certain target internal rates of return, or any merger, recapitalization or reorganization that may have substantially the same result. Subject to adjustments provided for in any option agreement, the Unit Option Plan provides for an aggregate of 182,000 partnership units to be available for grant of options. Each option is subject to vesting provisions and transfer restrictions as set forth in the option agreement relating to such option. Unless terminated earlier by the board, the Unit Option Plan will terminate when partnership units are no longer available for grant. On April 18, 2002, the outstanding options were modified in a number of respects, including the vesting of a portion of the outstanding Series A and B Options and the cancellation of the balance of the Series B Options. At such time, all vested options were exercised and we agreed to issue new Series E performance based options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the indirect beneficial ownership of membership interests in American Seafoods Group LLC as of February 29, 2004. The persons listed below include: (i) each person known to us to beneficially own 5% or more of membership interests in American Seafoods Group LLC; (ii) each named executive officer of American Seafoods Group LLC, and each of the directors of ASC Management, Inc., the managing general partner of American Seafoods, L.P.; (iii) all executive officers and directors as a group; and (iv) the U.S. Equity Partners Funds.

The persons listed on the following table directly and indirectly, through the ownership of limited partnership units of American Seafoods, L.P., own membership interests in American Seafoods Holdings LLC. American Seafoods, L.P., Webjorn Eikrem and Bernt Bodal each directly owns 99.4%, 0.4% and 0.2%, respectively, of the interests of American Seafoods Holdings LLC, and a preferred equity interest is held by the US Equity Partners Funds. American Seafoods, L.P. is the managing member of American Seafoods Holdings LLC. American Seafoods Holdings LLC directly owns 100% of American Seafoods Consolidated LLC, which, in turn, directly owns 90% and indirectly owns the remaining 10% of American Seafoods Group LLC. ASC, Inc., which is wholly owned by American Seafoods Consolidated LLC, owns approximately 10% of American Seafoods Group LLC and has an interest with preferred allocation and distribution rights.

Under the limited liability company agreement of American Seafoods Holdings LLC, the managing member of American Seafoods Holdings LLC is American Seafoods, L.P., the general partner of which is an affiliate of Centre Partners. By virtue of its control of our indirect parent, American Seafoods, L.P., Centre Partners has broad authority to conduct our business and, accordingly, control our company. Centre Partners is not publicly traded or listed on an international exchange. Centre Partners has the ability to elect a majority of the members of the board of directors of the general partner of American Seafoods, L.P., and therefore controls us. In addition, in connection with our acquisition by American Seafoods, L.P. in January 2000, Centre Partners and other holders of limited partnership interests in American Seafoods, L.P. entered into a Securityholders Agreement, dated January 28, 2000, which governs several aspects of the relationship among holders of partnership units in American Seafoods, L.P. See “Item 13—Certain Relationships and Related Transactions—Transactions and Agreements Relating to our Securityholders—Securityholders Agreement.”

Name of Beneficial Holder	Number of American Seafoods, L.P. Limited Partnership Units(1)(2)(3)	Percentage of American Seafoods, L.P. Limited Partnership Units(4)
Centre Partners(5)	200,502	23.30%
Coastal Villages(6)	315,801	36.70%
Bernt O. Bodal(7)	192,690	22.40%
U.S. Equity Partners Funds(8)	36,279	4.22%
Jeffrey Davis	37,373	4.34%
Inge Andreassen	10,830	1.26%
Michael Hyde	7,870	*
Brad Bodenman	1,602	*
Amy Humphreys	5,480	*
Morgen Crow(9)	—	—
John Fluke	—	—
George Majoros(12)	—	—
Michael Magerman(10)	—	—
Scott Perekslis(10)	—	—
Lester Pollack(10)	—	—
William Tisher(11)	—	—
Eric Wilmes(10)	—	—
All directors and executive officers as a group (14 persons)	268,419	33.10%

*	Less than 1%
(1)	Unless otherwise indicated below, the persons named in the table above have sole voting and investment power with respect to the number of securities set forth opposite their names.
(2)	Except for Mr. Bodal, who beneficially owns 22.40% of the limited partnership units in American Seafoods, L.P., Mr. Davis, who beneficially owns 4.34% of the limited partnership units in American Seafoods, L.P., and Mr. Andreassen, who beneficially owns 1.26% of the limited partnership units in American Seafoods, L.P., no director or named executive officer beneficially owns 1% or more of the limited partnership units in American Seafoods, L.P. In each case this percentage is based upon the assumed exercise by the pertinent holder, of such holder’s options referenced in Note 3 below.
(3)	Includes the following interests subject to options to purchase limited partnership units in American Seafoods, L.P., which are currently exercisable or exercisable within 60 days of February 29, 2004; Mr. Bodal—5,737 units; Mr. Davis—2,350 units; Mr. Hyde—1,572 units; Mr. Andreassen—765 units; Mr. Bodenman 185 units; other executive officers as a group—688 units.

(4)	Applicable percentage of ownership is based on 810,842 limited partnership units in American Seafoods, L.P. outstanding as of February 29, 2004 plus, in the case of each holder, any presently exercisable options held by such holder and options which will become exercisable within 60 days after such date.
(5)	Consists of an aggregate of 200,502 limited partnership units in American Seafoods, L.P.: (a) 153,181 limited partnership units in American Seafoods, L.P. owned of record by Centre Capital Investors III, L.P. (“Investors III”), (b) 18,534 limited partnership units in American Seafoods, L.P. owned of record by Centre Partners III Tax Exempt Holdings (“CPIII”), (c) 19,195 limited partnership units in American Seafoods, L.P. owned of record by ASC Offshore Holding Corporation (“Holdings Corp.”), (d) 1,120 limited partnership units in American Seafoods, L.P. owned of record by Centre Capital Individual Investors III, L.P. (“Individual III”), (e) 8,371 limited partnership units in American Seafoods, L.P. owned of record by Centre Capital Partners Coinvestment III, L.P. (“Coinvestment III”). Investors III, Individual III and Coinvestment III are limited partnerships, of which the general partner of each is Centre Partners III, L.P., and (f) 100 limited partnership units in American Seafoods, L.P. owned of record by ASC Management, Inc.
(6)	The columns include an aggregate of 23,706 membership interests in American Seafoods, L.P. beneficially owned by Coastal Villages through its purchase of an interest in CPIII and Holdings Corp. Coastal Villages is shown as the beneficial owner of its proportionate share of the membership interests in American Seafoods, L.P. held by CPIII and Holdings Corp. because Coastal Villages can vote the membership interests on certain important matters and CPIII and Holdings Corp. are special purpose entities formed solely to hold membership interests.
(7)	The columns include an aggregate of 13,873 membership interests in American Seafoods, L.P. beneficially owned by Mr. Bodal through his purchase of an interest in CPIII. Mr. Bodal is shown as the beneficial owner of his proportionate share of the membership interests in American Seafoods, L.P. held by CPIII because Mr. Bodal can vote the membership interests on certain important matters and CPIII is a special purpose entity formed solely to hold membership interests.
(8)	In addition to the U.S. Equity Partners Warrants, the U.S. Equity Partners Funds own a preferred equity interest in American Seafoods Holdings LLC for which they paid $20.2 million and a note with a principal amount of $4.3 million for which they paid $3.8 million.
(9)	Mr. Crow is a director of Coastal Villages Region Fund, the parent of Coastal Villages Pollock LLC, and as such may be deemed to beneficially own and share the power to vote or dispose of the limited partnership units held by Coastal Villages Pollock LLC. Mr. Crow disclaims beneficial ownership of such limited partnership units.
(10)	Scott Perekslis and Lester Pollack are Managing Directors, Michael Magerman is a Director, and Eric Wilmes is a Principal, of Centre Partners and as such may be deemed to beneficially own and share the power to vote or dispose of the securities held by Investors III, Individual III and Coinvestment III. Messrs. Perekslis, Pollack, Magerman and Wilmes disclaim beneficial ownership of such securities.
(11)	Mr. Tisher is the Director of Finance at Coastal Villages Region Fund, the parent of Coastal Villages Pollock LLC, and as such may be deemed to beneficially own and share the power to vote or dispose of the limited partnership units held by Coastal Villages Pollock LLC. Mr. Tisher disclaims beneficial ownership of such limited partnership units.
(12)	Mr. Majoros is President and Chief Operating Officer of Wasserstein & Co., LP and as such may be deemed to beneficially own and share the power to vote or dispose of the interests held by the U.S. Equity Partners Funds. Mr. Majoros disclaims beneficial ownership of such interests.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2003 concerning compensation plans previously approved by securityholders and not previously approved by securityholders. A description of the material features of the unit option plan may be found in “Item 8—Financial Statements and Supplementary Data” as well as in “Item 11—Executive Compensation”.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	103,814	$101.66	2,800
Total	103,814	$101.66	2,800

Item 13.	Certain Relationships and Related Transactions

Transactions and Agreements Relating to our Securityholders

Securityholders Agreement

On October 4, 2002, the following parties amended a Securityholders Agreement, dated January 28, 2000, which governs several aspects of the relationship among American Seafoods, L.P., ASC Management Inc. and holders of securities of American Seafoods, L.P., including: several affiliates of Centre Partners, which we refer to as the Centre entities; ASC Offshore Holdings Corp. and CP3 Tax-Exempt Holdings Corp., which we refer to as the Blocker corporations; Coastal Villages Pollock LLC; SF Partners XXIV, LLC, Central Bering Sea Fishermen’s Association, Key Bank and Debbie Morton; Bernt Bodal, Jeffrey W. Davis, Inge Andreassen, Amy Humphreys and others, who we refer to in the agreement as the initial management securityholders; and U.S. Equity Partners II, LP, US Equity Partners II (US Parallel), LP and US Equity Partners II (offshore), L.P, collectively referred to herein as the Wasserstein entities.

The Securityholders Agreement imposes numerous restrictions on the transfer of partnership units and other securities in American Seafoods, L.P. Pursuant to this agreement, no securityholder may pledge, hypothecate or transfer any securities, other than in specified circumstance set forth in this agreement, without the consent of American Seafoods, L.P.. If any securityholder other than certain Centre entities or the Blocker corporations proposes to transfer some or all of its securities, the securityholder must give written notice to American Seafoods, L.P. and the Centre entities. Thereafter, American Seafoods, L.P. and the Centre entities shall have the right to purchase all, but not less than all, of the offered securities at the offer price within 30 days. Additionally, any transfer by the Centre entities or Bernt Bodal are subject to certain “tag along” obligations. The Centre entities may also have some “drag along” rights with respect to certain transfers of securities.

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

Agreement with Coastal Villages

Coastal Villages Region Fund is the parent of Coastal Villages Pollock LLC, which is a substantial equity holder of ASLP. We are party to an agreement with Coastal Villages Region Fund, pursuant to which Coastal Villages Region Fund has granted us an exclusive license to harvest and process the entire portion of the total allowable catch allocated to it under the Alaska Community Development Quota program through the 2005 pollock season. Pursuant to this agreement, we paid to Coastal Villages Region Fund $10.9 million in 2001 and $11.6 million in 2002 and 2003, respectively, based on tons harvested. Coastal Villages Region Fund’s quota for the 2004 season represents 2.4% of the total allowable catch. Under the agreement, we are also committed to certain job training and community development initiatives for the benefit of Coastal Villages Region Fund’s member communities. The agreement is scheduled to terminate on December 31, 2005. Our agreement with Coastal Villages Region Fund is on arm’s-length terms, which we believe are no less favorable to us than those that would have been obtained in a comparable transaction with an unaffiliated third party.

Agreements Relating to Our Management

Loans to Mr. Bodal.    On January 28, 2000, in connection with the purchase of our company by ASLP, ASLP entered into a loan agreement with Bernt O. Bodal, pursuant to which ASLP loaned Mr. Bodal $3.8 million to finance his purchase of equity interests in ASLP. On August 21, 2000, we loaned $200,000 to Mr. Bodal for personal purposes and on January 31, 2002, American Seafoods Holdings LLC loaned to Mr. Bodal $500,000 to finance Mr. Bodal’s purchase of equity interests in American Seafoods Holdings LLC. These loans were fully repaid in connection with our recapitalization in April 2002.

In January 2002, we loaned $6 million to Mr. Bodal to finance a purchase of equity interests in ASLP, and in October, 2002 we loaned $0.7 million to various members of management to finance their purchase of equity interests in ASLP. The management loans included loans to Brad Bodenman and to Amy Humphreys of approximately $200,000 and $119,000, respectively. The terms of all such loans are substantially equivalent. The loans bear interest at prime + 0.5% (4.5% at December 31, 2003), reset each January 1, April 1, July 1, and October 1. Payment is required to be made from the proceeds, net of applicable taxes, of any and all dividends and distributions with respect to the obligors’ Holdings or ASLP interests in connection with a public liquidity event or exercise of management options, whether currently owned or subsequently purchased, and 25% to 33% of the gross amount of any management bonus paid, with any remaining balance due in 2012. The underlying loans are recourse to the assets of the obligor except that the recourse to assets other than ownership interests is eliminated in certain circumstances if the value of the underlying security becomes greater than four times the loan balance. All of the obligors’ interest in ASLP and Holdings is pledged as collateral on the loan.

Corporate Insurance Policies.    We purchase corporate insurance policies from ABD Seattle-Sullivan & Curtis, or ABD, an insurance company in which Mr. Trond R. Bodal is the President. Mr. Trond R. Bodal is the brother of Mr. Bernt O. Bodal, our Chairman and Chief Executive Officer. We paid ABD approximately $1.9 million, $3.3 million and $2.7 million in 2001, 2002 and 2003, respectively. No amounts were paid directly to Mr. Trond R. Bodal with respect to these insurance policies. We believe that the terms of the insurance policies we have obtained from ABD are no less favorable to us than those that would have been obtained from another insurance company.

Aircraft Charters.    From time to time, ASLP has chartered aircraft owned and operated by BJ Aviation LLC and Seattle Jet Services, Inc., companies in which Bernt O. Bodal initially had a 50% equity interest. During 2002 Mr. Bodal’s interest in BJ Aviation LLC was increased to 100% and his interest in Seattle Jet Services, Inc. was eliminated. American Seafoods, LP chartered these aircraft to transport its and our executive officers and financial advisors. We distributed cash to ASLP to pay BJ Aviation LLC and Seattle Jet Services, Inc. a total of $552,204 in 2001. In 2002, ASLP paid BJ Aviation LLC and Seattle Jet Services, Inc. a total of $1,225,354. No amounts were paid directly to Mr. Bodal with respect to these charters, other than reimbursement of expenses incurred in the ordinary course of business. We believe that the foregoing transaction between ASLP and BJ Aviation LLC and Seattle Jet Services, Inc. were on arm’s-length commercial terms no less favorable than those that would have been obtained in comparable transactions with an unaffiliated third party. On December 31, 2002, the aircraft that ASLP had chartered was returned by BJ Aviation LLC to its lender and immediately thereafter leased on a long-term basis by that lender to ASLP. In connection with that lease, Mr. Bodal agreed to indemnify and hold harmless ASLP from costs and losses associated with the extent to which that long-term lease is at a notional cost or value in excess of $5.7 million. Also on December 31, 2002 ASG entered into a month-to-month charter arrangement with ASLP for use of the aircraft. ASG’s lease expense to ASLP under this arrangement was $773,000 in 2003. We believe the terms of this lease are no less favorable to ASG than those that would have been obtained from an unaffiliated third party.

Certain Payments Relating to the 2002 Recapitalization

In connection with the April 2002 recapitalization, $5.7 million was paid to Centre Partners out of the distribution to our equityholders for providing management and financial consulting services to us. In addition, we reimbursed Centre Partners for out-of-pocket expenses they incurred in connection with the recapitalization.

Item 14.    Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us by our independent auditors, KPMG LLP, for the years ended December 31, 2002 and 2003 (in thousands).

	2002	2003
Audit Fees	$668	$1,987
Audit Related Fees	148	17
Tax Fees	118	1,317

	$934	$3,321

In the table above, pursuant to their definitions under the applicable regulations of the Securities and Exchange Commission, “audit fees” are fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our quarterly reports on Form 10-Q, for services that are normally provided by the accountant in connection with regulatory filings or engagements including services provided in connection with the filing of registration statements for the sale of our securities with the Securities and Exchange Commission, for accounting consultations, and for audits in connection with acquisitions; “audit related fees” are fees for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements, and primarily include due diligence services provided in connection with acquisitions; “tax fees” are fees for tax compliance, tax advice and tax planning. In addition to the fees included in the table above, KPMG provided other services to Holdings and ASLP in the form of tax and accounting consultation services in the aggregate amount of approximately $36,000 in 2002 and $231,000 in 2003.

Pre-Approval Policies and Procedures

The Audit Committee of our Board of Directors pre-approves all audit and non-audit services performed by KPMG LLP. The Audit Committee’s policy for pre-approval requires that the committee consider whether the services to be delivered by the auditors are compatible with the maintenance of their independence. The Audit Committee has concluded that services provided by the auditors to date do not compromise their independence. Pre-approvals of non-audit services are sometimes delegated to a single member of the Audit Committee. However, any pre-approvals made by a single Audit Committee member must be presented to the full Audit Committee at the next regularly scheduled meeting.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedules:

(1) Index to Financial Statements

(2) Index to Financial Statement Schedules.

Schedules have been omitted because they are not applicable or are not required or the information required to be set forth in schedules is included in the consolidated financial statements or related notes.

(3) Exhibits.

Number	Description

3.1	Certificate of Formation of American Seafoods Group LLC.(1)

3.2	Third Amended and Restated Limited Liability Company Agreement of American Seafoods Group LLC.(1)

4.1	Indenture, dated as of April 18, 2002, among American Seafoods Group LLC, American Seafoods, Inc., the Guarantors listed on Schedule A thereto and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 10 1/8% Senior Subordinated Notes due 2010.(1)

4.2	Supplemental Indenture, dated as of December 16, 2002, among Southern Pride Catfish LLC, a subsidiary of American Seafoods Group LLC (or its permitted successor) (the “Company”), the Company, American Seafoods Finance, Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank Minnesota, National Association, as trustee.(4)

4.3	Supplemental Indenture, dated as of December 16, 2002, among Southern Pride Catfish Trucking Inc., American Seafoods Group LLC (the “Company”), the Company, American Seafoods Finance, Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank Minnesota, National Association, as trustee.(4)

4.4	Third Supplemental Indenture, dated September 26, 2003, among American Seafoods Group LLC, American Seafoods Finance, Inc., the Guarantors listed on Schedule A thereto and Wells Fargo Bank Minnesota, National Association, as trustee.(6)

10.1	Pollock Conservation Cooperative Agreement, dated December 1998, granting American Seafoods Company the right to harvest and process 16.57% of the directed pollock catch.(1)

10.2	High Seas Catchers’ Cooperative Agreement, dated December 1998, granting American Seafoods Company the right to harvest 0.31% of the directed pollock catch.(1)

10.3	Agreement, dated January 28, 2000, among American Seafoods Company, American Seafoods Consolidated LLC and Aker RGI ASA.(1)

10.4	Employment Agreement, dated January 28, 2000, by and among American Seafoods, L.P., American Seafoods Group LLC and Bernt Bodal.(2)

Number	Description
10.5	Employment Agreement, dated January 28, 2000, by and among American Seafoods, L.P., American Seafoods Group LLC and Jeffrey Davis.(2)

10.6	Employment Agreement, dated April 1, 2000, by and among American Seafoods, L.P., American Seafoods Group LLC and Michael J. Hyde.(2)

10.7	Employment Termination Agreement entered into as of March 31, 2000 by and between American Seafoods Group LLC, American Seafoods Company and Michael J. Hyde.(5)

10.8	Employment Agreement, dated January 28, 2000, by and among American Seafoods, L.P., American Seafoods Company LLC and Inge Andreassen.(2)

10.9	Employment Agreement, dated March 18, 2002, by and between American Seafoods Group LLC and Brad Bodenman.(3)

10.10	Amended and Restated Asset Purchase Agreement among Southern Pride Catfish Company, Inc., Joe T. Glover, Jr., Southern Pride Catfish LLC, Southern Pride Catfish Trucking Inc. and American Seafoods Group LLC dated as of December 16, 2002.(4)

10.11	Amended and Restated Credit Agreement, dated as of April 18, 2002, by and among American Seafoods Holdings LLC, American Seafoods Consolidated LLC, American Seafoods Group LLC, the banks and other financial institutions from time to time party thereto, Harris Trust and Savings Bank, as Documentation Agent, the Bank of Nova Scotia, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Issuing Lender and Swingline Lender.(1)

16.1	Letter from Arthur Andersen LLP regarding Change in Certifying Accountant.(2)

21.1	List of subsidiaries of American Seafoods Group LLC.(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Included as an exhibit to the Company’s Registration Statement on Form S-4 (Registration No. 333-90436) filed with the Securities and Exchange Commission on October 15, 2002 and included herein by reference.
(2)	Included as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-904536) filed with the Securities and Exchange Commission on July 26, 2002 and included herein by reference.
(3)	Included as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-904536) filed with the Securities and Exchange Commission on September 12, 2002 and included herein by reference.
(4)	Included as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2002 and included herein by reference.
(5)	Included as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 and included herein by reference.
(6)	Included as an exhibit to American Seafoods Corporation’s Registration Statement on Form S-1 (Registration No. 333-105499) filed with Securities and Exchange Commission on October 16, 2003 and included herein by reference.

(b) Reports on Form 8-K

We filed no reports on Form 8-K during the last quarter of the period covered by this annual report.

(c) Exhibits

The following exhibits are filed with this annual report:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 30th day of March 2003.

AMERICAN SEAFOODS GROUP LLC

By:	/s/ BRAD BODENMAN
Brad Bodenman Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BERNT O. BODAL Bernt O. Bodal	Chairman and Chief Executive Officer, American Seafoods Group LLC, Director of ASC Management, Inc. (Principal Executive Officer)	March 30, 2004

/s/ BRAD BODENMAN Brad Bodenman	Chief Financial Officer, American Seafoods Group LLC (Principal Financial Officer and Principal Accounting Officer)	March 30, 2004

/s/ MORGEN CROW Morgen Crow	Director of ASC Management, Inc.	March 30, 2004

/s/ JOHN FLUKE John Fluke	Director of ASC Management, Inc.	March 30, 2004

/s/ MICHAEL MAGERMAN Michael Magerman	Director of ASC Management, Inc.	March 30, 2004

/s/ GEORGE MAJOROS George Majoros	Director of ASC Management, Inc.	March 30, 2004

/s/ SCOTT PEREKSLIS Scott Perekslis	Director of ASC Management, Inc.	March 30, 2004

/s/ LESTER POLLACK Lester Pollack	Director of ASC Management, Inc.	March 30, 2004

/s/ WILLIAM TISHER	Director of ASC Management, Inc.	March 30, 2004
William Tisher

/s/ ERIC WILMES Eric Wilmes	Director of ASC Management, Inc.	March 30, 2004