Form 10-Q
period 2004-03-31
AMERICAN SEAFOODS GROUP LLC
filed 2004-05-14
CIK 1174874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2004

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

PART I— FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2003	March 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,268	$1,050
Trade accounts receivable, net of allowance of $691 and $742	38,155	32,632
Receivables from related parties	189	78
Inventories	44,567	67,840
Prepaid expenses	13,967	20,918
Unrealized gains on derivatives	3,275	4,439
Other	6,213	7,413

Total current assets	111,634	134,370

PROPERTY, VESSELS, AND EQUIPMENT, NET	225,965	221,026
OTHER ASSETS:
Restricted cash	420	8,495
Noncurrent receivables from related parties	5,922	5,922
Unrealized gains on derivatives	1,543	1,770
Cooperative rights, net of accumulated amortization of $57,744 and $58,713	81,831	80,862
Goodwill	40,847	40,847
Other intangibles, net of accumulated amortization of $4,032 and $4,146	8,923	9,628
Deferred financing costs, net of accumulated amortization of $8,347 and $9,656	27,951	27,023
Other	14,412	15,937

Total other assets	181,849	190,484

Total assets	$519,448	$545,880

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$15,929	$15,456
Accounts payable and accrued expenses	40,743	60,582
Payables to related parties	1,609	1,613
Unrealized losses on derivatives	6,919	10,928

Total current liabilities	65,200	88,579

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	511,353	492,758
Accrued long-term liabilities to related parties	17,037	18,135
Unrealized losses on derivatives	37,017	39,616

Total long-term liabilities	565,407	550,509

Total liabilities	630,607	639,088

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	982	—
MEMBERS’ DEFICIT:
Members’ deficit	(62,498)	(41,202)
Accumulated other comprehensive loss	(49,643)	(52,006)

Total members’ deficit	(112,141)	(93,208)

Total liabilities and members’ deficit	$519,448	$545,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF INCOME

(in thousands)

	Three Months Ended March 31,
	2003	2004
SEAFOOD SALES	$110,546	$134,727
OTHER	553	166

Total revenue	111,099	134,893
COST OF SALES, INCLUDING DEPRECIATION OF $5,196 AND $7,572	57,901	78,657
COST OF SALES—RELATED PARTIES	5,634	5,667

Gross profit	47,564	50,569

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, EXCLUDING EQUITY-BASED COMPENSATION	14,385	18,002
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES—RELATED PARTIES	112	156
EQUITY-BASED COMPENSATION	179	1,098
AMORTIZATION OF COOPERATIVE RIGHTS, OTHER INTANGIBLES, AND DEPRECIATION OF OTHER ASSETS	1,865	1,719

Operating profit	31,023	29,594

OTHER INCOME (EXPENSE):
Interest expense	(9,613)	(9,987)
Interest income	80	46
Related party interest income	—	70
Foreign exchange gains, net	2,111	1,782
Minority interest	(51)	—
Other	68	(109)

Total other expense	(7,405)	(8,198)

Income before income taxes	23,618	21,396
INCOME TAX PROVISION	10	—

Net income	$23,608	$21,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,608	$21,396
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,061	9,291
Unrealized (gains) losses on derivatives, net	(3,297)	2,850
Amortization of deferred financing costs	1,256	1,309
Minority interest	51	—
Equity-based compensation	179	1,098
Loss on sale of fixed assets	—	17
Change in operating assets and liabilities:
Trade accounts receivable, net	(11,347)	5,523
Net receivables and payables from related parties	(100)	115
Inventories, net of depreciation component	(32,125)	(21,320)
Prepaid expenses and other current assets	(7,295)	(8,151)
Other assets	(105)	(237)
Accounts payable and accrued expenses	24,708	19,839

Net cash flows from operating activities	2,594	31,730
CASH FLOWS USED IN INVESTING ACTIVITIES:
Restricted cash deposit	—	(8,075)
Purchases of property, vessels and equipment	(3,268)	(5,245)
Purchase of minority interest in Pacific Longline Company LLC	—	(1,800)
Other	(39)	17

Net cash flows from investing activities	(3,307)	(15,103)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments on long-term debt	(37,817)	(11,568)
Net borrowings (payments) on revolving debt	44,000	(7,500)
Payments on obligations to related party	(4,638)	—
Financing fees and costs	—	(381)
Costs related to recapitalization transaction	—	(1,296)
Distribution to members	—	(100)
Other	18	—

Net cash flows from financing activities	1,563	(20,845)
Net decrease in cash and cash equivalents	850	(4,218)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,172	5,268

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,022	$1,050

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

The Company’s business is seasonal and subject to fluctuations in timing of product sales and revenue recognition. A significant portion of net income relating to the Company’s ocean harvested whitefish segment is recorded in the first quarter of the year during which time the Company generally fully or substantially completes fishing operations for the pollock “A” season. Therefore, results of operations for the three months ended March 31, 2003 and 2004 are not indicative of the results of operations expected for the complete fiscal year or any other period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

Significant estimates impacting the financial statements include the estimated fair values of assets and liabilities acquired in acquisitions, the amortization life of cooperative rights and other intangible assets, the fair values and the effectiveness of hedges against risks of foreign currency, interest and fuel price changes, and the estimated fair values of equity units used in the determination of equity-based compensation.

On December 31, 2003, ASG received a contribution of an 80% ownership interest in Pacific Longline Company LLC (“PLC”) from American Seafoods Holdings LLC (“Holdings”), which indirectly owns 100% of ASG. PLC harvests and performs primary processing of ocean harvested whitefish, primarily comprised of Pacific cod, through three freezer longliners that operate in the Bering Sea. PLC is included in ASG’s condensed consolidated financial statements for all periods presented. ASG’s condensed consolidated financial statements as of and for the three months ended March 31, 2003 have been restated to include PLC as an 80% owned consolidated subsidiary as required under the guidance of Statement of Financial Accounting Standards No. 141 Business Combinations for transactions involving the transfers of net assets between entities under common control. The effect of the restatement on March 31, 2003 net income was not significant.

Effective January 1, 2004, the Company purchased the remaining 20% interest in PLC from the third party minority interest holder for $1.8 million. The purchase price exceeded the carrying value of the minority interest at that date by approximately $0.8 million. The consideration in excess of the carrying value of the minority interest was recorded as fishing rights and is included in the condensed consolidated balance sheet as other intangible assets, and is being amortized through 2027.

Certain reclassifications of prior period balances and amounts have been made for consistent presentation with the current period.

The Company has elected to continue to apply the intrinsic-value-based method of accounting for equity-based compensation awards to employees and has adopted only the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123 as amended by SFAS No. 148. The following table illustrates the effect on net income as if the fair-value-based method had been applied to all awards in each period. Equity-based compensation has no tax effect to the Company.

Dollar Amounts in thousands	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Net income, as reported	$23,608	$21,396
Equity-based employee compensation expense included in reported net income	179	1,098
Equity-based employee compensation expense determined under fair-value-based method for all awards	(138)	(161)

Pro forma net income	$23,649	$22,333

Note 2.    Inventories

Inventories at December 31, 2003 and March 31, 2004 consist of the following (in thousands):

	December 31, 2003	March 31, 2004
Fish blocks, surimi and roe	$28,609	$56,417
Finished seafood products	15,135	10,638
Breading, batter and packaging	823	785

	$44,567	$67,840

Note 3.    Prepaid Expenses

Prepaid expenses at December 31, 2003 and March 31, 2004 consist of the following (in thousands):

	December 31, 2003	March 31, 2004
Additives and packaging	$5,808	$7,402
Prepaid product freight	3,174	6,240
Fuel	916	1,635
Prepaid insurance	1,962	2,907
Fishing gear supplies	271	1,112
Deposits	281	292
Other	1,555	1,330

	$13,967	$20,918

Note 4.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2003 and March 31, 2004 consist of the following (in thousands):

	December 31, 2003	March 31, 2004
Accounts payable	$22,775	$24,670
Accrued payroll and benefits	2,812	19,549
Deferred compensation	4,580	4,727
Accrued protection and indemnity	503	453
Interest payable	5,333	9,456
Other accrued liabilities	4,740	1,727

	$40,743	$60,582

Note 5.    Derivative Instruments

The Company has a significant amount of Japanese yen-denominated sales; therefore, its earnings, cash flows and financial position are exposed to foreign currency risk from yen-denominated sales transactions. The Company attempts to manage foreign currency risk by using foreign currency forward exchange contracts to hedge the variability of future cash flows associated with Japanese yen denominated sales. These contracts are arranged so that the Company sells Japanese yen to the counterparty at a fixed exchange rate and receives U.S. dollars in return. It is the Company’s risk management policy to hedge 80% of its forecasted yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36, and 35% over months 37 to 48.

As of March 31, 2004, the Company had open foreign exchange contracts, which are formally designated as cash flow hedges, maturing through June 30, 2008 with total notional amounts of $617.0 million, including $150.0 million subject to extension agreements and including options to enter into forward exchange contracts with notional amounts of $41.3 million.

In connection with these foreign currency forward exchange contracts, as of March 31, 2004, the Company also had agreements to extend foreign exchange agreements that expire between March 2006 and December 2007, and September 2006 and March 2008. These extension agreements would become binding and effective only if the spot rate falls below a pre-specified level (the trigger) on or before December 2005 or March 2006, respectively. If the spot rate does not reach the trigger on or before December 2005 or March 2006, then neither the Company nor the counterparty shall have any right or obligation with respect to any of these extension agreements. The trigger for each of these extension agreements is 99.00 JPY per USD and the notional amounts of these extension agreements are $150.0 million.

The unrealized gains and losses resulting from the change in spot rates, or the effective portion, are recognized in accumulated other comprehensive income (loss). These gains and losses are recognized in revenues when the forecasted sales occur. The estimated net amount of existing losses as of March 31, 2004 that are expected to be reclassified into earnings within the next 12 months is approximately $18.5 million. Gains (losses) reclassified into revenues for the three months ended March 31, 2003 and 2004 were approximately $0.9 million and $(5.4) million, respectively.

The net unrealized gain recognized in earnings on foreign exchange contracts designated as cash flow hedges represents the change in fair value of these contracts arising from factors other than the change in spot rates, including the change in the time value component of the contracts. The net unrealized gains recognized in earnings for the three months ended March 31, 2003 and 2004 were approximately $2.1 million and $3.8 million, respectively. These amounts are included in the Company’s statements of operations as a component of foreign exchange gains, net. Realized losses for the three months ended March 31, 2003 and 2004 were approximately ($0.1) million and ($3.2) million, respectively, related to settled contracts. During the three months ended March 31, 2003 and 2004 net foreign currency transaction gains included as a component of foreign exchange gains were approximately $0.1 million and $1.2 million, respectively.

The Company has options, which can be exercised at the Company’s election and are formally designated as cash flow hedges, to enter into foreign exchange contracts with a notional amount of $41.3 million and an exchange rate of 104.5 JPY per USD. The options, if exercised, provide that the Company receives USD in exchange for JPY. The exercise dates are between April 2004 and July 2005. At March 31, 2004, the fair value of these contracts was nominal.

The majority of the aforementioned foreign exchange contracts are covered by a cash collateralization agreement that requires the Company to place restricted cash deposits or standby letters of credit with the counterparty for unrealized losses on the total portfolio in excess of $17.5 million. In February 2004, the Company obtained an amendment to this collateralization agreement that temporarily increased this threshold to $27.5 million through May 31, 2004. At March 31, 2004, collateral against these contracts in excess of the $27.5 million threshold included $12.9 million, which was comprised of a standby letter of credit in the amount of $2.0 million, a deposit by the Company to the counterparty of $8.0 million recorded in the condensed consolidated balance sheet as restricted cash, and a deposit by an unconsolidated affiliate to the counterparty in the amount of $2.9 million.

During the first quarter of 2004, to mitigate the liquidity risk related to the impact of strengthening JPY on the foreign exchange portfolio and related collateral agreement, the Company entered into several foreign exchange contracts to purchase JPY for USD with notional amounts of $125 million each, maturity dates of July 30, 2004 and exchange rates ranging from 105.12 JPY per USD to 103.05 JPY per USD. These foreign exchange instruments are considered to be speculative in nature and all realized and unrealized gains and losses will be recognized in operations. Two of these contracts were effectively cancelled at March 31, 2004 with no significant cost, loss or gain to the Company. The net outstanding notional amount at March 31, 2004 was $125.0 million and the unrealized loss on that date was approximately $0.7 million.

The Company also had the following derivative instruments at March 31, 2004, which are formally designated as cash flow hedges:

•	Interest rate caps with notional amounts of $21.0 million and $72.5 million maturing in March 2005 and June 2005, respectively. The cap rate is 5.0% for each cap and the variable rate is the U.S. dollar three-month LIBOR rate. The fair value of these instruments at March 31, 2004 was not significant.

•	Fuel hedges whereby the Company pays a fixed price per gallon and receives a floating price per gallon with the payments being calculated on the remaining notional amount of 3.9 million gallons over the term of the contracts through November 30, 2004. The objective of the swap agreements is to hedge the variability of future fuel prices. These instruments are considered to be substantially fully effective and, therefore, substantially all unrealized gains and losses are recognized as a component of other accumulated comprehensive income. Unrealized gains and losses relating to the ineffective portion of the hedge were not material. The fair value of these instruments was an unrealized gain of $1.2 million at March 31, 2004.

Note 6.    Commitments and Contingencies

The Company is party to fixed obligation agreements with Community Development Quota (“CDQ”) groups that provide the Company with an exclusive license to harvest and process all or part of the CDQ groups’ portion of the total allowable catch of pollock allocated to them under the Alaska Community Development Quota program. Under these agreements, the Company is obligated to make minimum purchases over the next one to two years, which will be based on the total allowable catch for each year. Based on the 2004 total allowable catch, minimum purchases would total approximately $52.1 million, of which $26.1 million and $26.0 million are committed in 2004 and 2005, respectively. The Company purchased $7 million and $12 million of CDQ for the three months ended March 31, 2003 and 2004, respectively.

The Company is obligated to purchase up to 5 million pounds of catfish per year from SPC’s previous owner at a price that is based on a market index. The term of this obligation is ten years. The Company purchased 0.3 million and 1.4 million pounds of catfish for $0.2 million and $0.9 million from the previous owner for the three months ended March 31, 2003 and 2004, respectively.

On October 19, 2001, a complaint was filed in the United States District Court for the Western District of Washington and the Superior Court of Washington for King County. An amended complaint was filed in both courts on January 15, 2002. The amended complaint was filed against the Company by a former vessel crewmember on behalf of himself and a class of over 500 seamen, although neither the United States District Court nor the Superior Court have certified this action as a class action. On June 13, 2002, the plaintiff voluntarily dismissed the complaint filed in the Superior Court of Washington. The complaint filed alleges that the Company breached its contract with the plaintiff by underestimating the value of the catch in computing the plaintiff’s wages. The plaintiff demanded an accounting of his crew shares pursuant to federal statutory law. In addition, the plaintiff requested relief under a Washington statute that would render the Company liable for twice the amount of wages withheld, as well as judgment against the Company for compensatory and exemplary damages, plus interest, attorneys’ fees and costs, among other things. The plaintiff also alleged that the Company fraudulently concealed the underestimation of product values, thereby preventing the discovery of the plaintiff’s cause of action. The conduct allegedly took place prior to January 28, 2000, the date the Company was acquired by Centre Partners and others through American Seafoods, L.P. (“ASLP”). On September 25, 2003, the court entered an order granting the Company’s motion for summary judgment and dismissing the entirety of plaintiff’s claims with prejudice and with costs. The plaintiff has filed a motion for reconsideration of this order which motion was denied by the court. The plaintiff then appealed the District Court decision to the Ninth Circuit Court of Appeals. The appeal is currently pending. The Company has not recorded a liability related to this matter as of March 31, 2004 as the outcome is uncertain and the amount of loss, if any, is not estimable.

In 2001 and 2002, the Company became aware of allegations that certain crew members may have tampered or attempted to tamper with measurement equipment on board one or more of the Company’s vessels. The National Marine Fisheries Service conducted an investigation regarding these allegations, and in consultation with the National Marine Fisheries Service, management also conducted an internal investigation regarding these allegations. In 2004, the Company received additional tampering allegations relating to one of its vessels. Management and the National Marine Fisheries Service are currently conducting an investigation regarding these allegations. To date no fines or penalties have been assessed against the Company in connection with the 2004 allegations. However, the ultimate outcome of this matter is uncertain.

Other lawsuits relate principally to employment matters and are not expected to be material to the Company’s consolidated financial statements taken as a whole.

Note 7.    Comprehensive Income

Comprehensive income includes net income as well as a component comprised of certain gains and losses that under generally accepted accounting principles are reflected in members’ deficit but are excluded from the determination of net income. The Company has segregated the total accumulated other comprehensive gain or loss (specifically, accumulated unrealized gains and losses on derivative instruments designated as hedges and foreign currency translation adjustments) from the other components of members’ deficit in the accompanying unaudited condensed consolidated balance sheets.

Comprehensive income for the three months ended March 31, 2003 and 2004 was as follows (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2004
Net income	$23,608	$21,396
Unrealized gains (losses) on derivative instruments designated as hedges, net	69	(2,366)
Translation adjustment	1	3

Comprehensive income	$23,678	$19,033

Note 8.    Long-Term Debt

On April 18, 2002, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate group of banks (the Bank). The Credit Agreement provides for a revolving loan commitment of $75.0 million with a subfacility for letters of credit of up to $30.0 million. There was a total of $39.5 million and $32.0 million outstanding on the revolving credit facility at December 31, 2003 and March 31, 2004, respectively. In addition, there were open letters of credit of $16.0 million and $2.0 million at December 31, 2003 and March 31, 2004, respectively, which reduced the amount of available borrowings under this credit facility. The amount of available borrowings under the credit facility was $41.0 million at March 31, 2004. The interest on the revolver is determined on a base rate, which is calculated using LIBOR (Eurodollar rate) or the higher of the Bank prime rate and the federal funds effective rate plus 0.5% per annum (base rate) basis at the Company’s option, plus a margin determined by results of financial covenant ratios. The margins range from 2.25% to 3.00% for Eurodollar loans and 1.25% to 2.00% for base rate loans. The Credit Agreement also provides for a commitment fee of 0.5% to 0.375% of the unused portion of the revolving commitment, depending on the results of financial covenant ratios. At March 31, 2004, the effective interest rate on funds borrowed under the line of credit was 4.99%. The revolving loan terminates on September 30, 2007.

The Credit Agreement also provides for a long-term facility, which includes a $90.0 million term loan (“Term A”). Term A is payable in quarterly principal installments of $3.2 million from June 2004 through March 2005, $3.6 million from June 2005 to March 2006, $4.5 million from June 2006 through March 2007 and $4.9 million from June 2007 through the final payment on September 30, 2007. Interest may be determined on a Eurodollar rate or the base rate basis at the Company’s option, plus a margin determined by results of financial covenant ratios. The margins range from 2.25% to 3.00% for Eurodollar loans and 1.25% to 2.00% for base rate loans. At March 31, 2004, the interest rate was 4.11% and the amount outstanding was $55.0 million.

The long-term facility also includes a $230.0 million term loan (Term B) which was amended on December 16, 2002 to increase the principal amount by $50 million. The facility is payable in quarterly principal installments of $0.6 million from June 2004 through September 2007, $6.5 million from December 2007 through March 2008, $7.9 million from June 2008 through December 2008 and a final payment of $200.6 million at maturity on March 31, 2009. Interest may be determined on a Eurodollar rate or the base rate basis at the Company’s option, plus a margin of 3.25% for Eurodollar loans or 2.25% for base rate loans. At March 31, 2004, the interest rate was 4.39% and the amount outstanding was $246.2 million.

The Credit Agreement is secured by substantially all assets of the Company, including intangible assets. The Credit Agreement requires the Company to meet certain financial tests, including without limitation, a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. In addition, the senior credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, liens and encumbrances, changes in the nature of the business, investments, dividends and other restricted payments, prepayments of certain indebtedness (including the notes), certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. The Company obtained an amendment to its debt covenants at a cost of $0.4 million, which, among other things, adjusted the required leverage ratio as of December 31, 2003 and March 31, 2004. But for this amendment, the Company’s leverage ratio as of December 31, 2003 would have exceeded the levels required to maintain compliance with the leverage ratio covenant under the Credit Agreement. The Company was in compliance with the covenants of the Credit Agreement at March 31, 2004

Additionally, the Company issued and sold $175.0 million of senior subordinated notes on April 18, 2002. These notes mature in 2010, and interest is paid bi-annually at a rate fixed of 10 1/8%. On September 15, 2003, in connection with a proposed public offering (Note 10), the Company commenced a tender offer to purchase these notes and a related consent solicitation to amendments to the indenture governing these notes (the “Indenture”) to eliminate substantially all of the restrictive covenants, certain repurchase rights and certain events of default and related provisions contained in such indenture. As of March 31, 2004, the Company had received the requisite consents to the proposed amendments to the indenture governing the notes. The proposed amendments to the indenture will not become operative until the notes are accepted for purchase by the Company. As of March 31, 2004, all of these notes had been validly and irrevocably tendered. The tender offer will expire on May 24, 2004, unless the Company extends it.

The Indenture contains various financial, operating and restrictive covenants and imposes restrictions on capital expenditures. The Indenture also imposes restrictions similar to the Credit Agreement restrictions on the operation of the business. The Company was in compliance with the financial covenants of the senior subordinated note agreement at March 31, 2004.

Note 9.    Segment Information

The Company has two reportable segments:

•	Ocean harvested whitefish, which is primarily comprised of the harvesting and processing of pollock, hake, yellowfin sole and Pacific cod aboard the Company’s vessels operating in the Bering Sea and in the Company’s processing plant in Massachusetts; and

•	Other seafood products, which is principally comprised of the processing of catfish and scallops in the Company’s processing plants in Alabama and Massachusetts.

Segment information as of and for the three months ended March 31, 2004 is as follows (in thousands):

	Ocean Harvested Whitefish	Other Seafood Products	Total
Total revenues	$97,317	$37,576	$134,893
Cost of sales	50,447	33,877	84,324

Gross Profit	$46,870	$3,699	$50,569

Income (loss) before income taxes	$22,766	$(1,370)	$21,396

Total assets	$477,813	$68,067	$545,880

Segment information for the three months ended March 31, 2003 is as follows:

	Ocean Harvested Whitefish	Other Seafood Products	Total
Total revenues	$79,410	$31,689	$111,099
Cost of sales	35,578	27,957	63,535

Gross Profit	$43,832	$3,732	$47,564

Income before income taxes	$24,532	$(914)	$23,618

Note 10.    Public Offering

American Seafoods Corporation (“ASC”), a wholly owned indirect subsidiary of the Company, is pursuing an offering of public equity and debt securities that, if completed, would result in the sale of a significant portion of the equity interests of the Company to ASC and the sale of a significant portion of the equity of ASC to the public. As part of these contemplated transactions, all of the Company’s outstanding debt would be repaid, and new debt issued. The Company has incurred approximately $7.9 and $9.2 million of offering costs at December 31, 2003 and March 31, 2004, respectively, which have been deferred and are included in other long-term assets on the accompanying condensed consolidated balance sheet. Management of the Company believes the offering is probable; however, there is no assurance that the offering will be completed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements can include words like “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar expressions. Forward-looking statements include, but are not limited to, statements concerning: future results of operations; future capital expenditures; environmental conditions and regulations; plans or intentions relating to acquisitions; our competitive strengths and weaknesses; future financing needs; our business strategy; general economic conditions; trends that we anticipate in the industries and economies in which we operate; proposed new products, services or developments; and any assumptions underlying the foregoing. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our actual results could differ materially from those anticipated in the forward looking statements for many reasons, including those described in our 2004 Annual Report filed on form 10-K on March 30, 2004.

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

Business Overview

We are one of the largest integrated seafood companies in the U.S. in terms of revenues. We harvest and process a variety of fish species aboard our sophisticated catcher-processor vessels, aboard our freezer-longliner vessels and at our land-based processing facilities, and market our products to a diverse group of customers in North America, Asia and Europe. We are the largest harvester and at-sea processor of pollock and hake, and the largest processor of catfish in the U.S. In addition, we harvest and/or process additional seafood, including cod, scallops and yellowfin sole. We maintain an international marketing network through our U.S., and Japan offices and through an affiliated European office owned by American Seafoods Holdings LLC and have developed long-term relationships with our U.S. and international customer base.

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

Revenues and Expenses

Ocean Harvested Whitefish Revenues. Revenues in our ocean harvested whitefish segment are primarily driven by the following factors:

•	volume of pollock and other whitefish harvested annually by our catcher-processors and freezer-longliners;

•	the quantity of finished product we are able to produce (determined by the flesh and roe recovery rates);

•	the prevailing market prices for the pollock products we sell, such as roe, surimi (a fish protein paste used in products such as imitation lobster and crabmeat) and fillet block;

•	the timing of our sales of fish products;

•	the yen-dollar exchange rate; and

•	volume throughput for our secondary processing of ocean harvested whitefish.

Harvest volumes. In addition to the portion of the directed pollock catch allocated to us under the Pollock Conservation Cooperative agreement, we historically have purchased additional pollock quota from other industry participants up to the 17.5% limit of the directed pollock catch. We supplemented our harvest in 2002, 2003 and 2004 by purchasing 28.0%, 36.4% and 50.0%, respectively, of the community development quota from Alaska Community Development Groups. Such quota purchases do not count against the 17.5% limitation. The increase in the percentage of the pollock quota purchased from the Alaska Community Development Groups in 2004 reflects the agreement we reached late in 2003 to purchase quota from Bristol Bay Economic Development Corporation (“Bristol Bay”). Under this agreement, Bristol Bay has granted us an exclusive license to harvest all of the pollock resource allocated to it under the Alaska Community Development Quota (“CDQ”) program for the 2004 and 2005 pollock seasons. Bristol Bay’s pollock quota for the 2004 and 2005 pollock seasons will be 2.1% of the total allowable catch, which represents approximately 21.0% of the community development quota.

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

Over the last five years, our seasonal average pollock surimi prices have fluctuated within a range of approximately 200 to 300 yen per kilogram. Recently, our average pollock surimi prices have been at the low end of this range. In addition to grade mix composition, some of the factors that influence pollock surimi prices are anticipated seasonal production, overall inventory levels and buyers’ speculation of anticipated price levels.

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

Exchange rate effects. Because we sell large quantities of roe and surimi to Japanese customers, a significant portion of our revenue is denominated in Japanese yen. Consequently, we could be at risk that any increase or decrease in the value of the yen relative to the dollar would increase or decrease the amount of dollar revenues we record on the sales of our products in Japan. To mitigate the potentially adverse effect of fluctuations in the yen to U.S. dollar spot exchange rate, we enter into forward currency contracts. It is our risk management policy to hedge approximately 80% of our forecasted yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36 and 35% over months 37 to 48.

Other Seafood Products Revenues. Revenues from our other seafood products segment are primarily a function of the volume of catfish and scallops that we process. The key performance drivers for our other seafood products operations are the purchase price of raw materials and the volume of production and the market prices of our catfish and scallop products.

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

Costs of sales include operating costs such as crew and factory personnel compensation, fish purchases, vessel fuel, other raw material purchases, packaging, insurance and other operating related expenses and depreciation applicable to property, vessels and equipment used in production. Selling costs include product freight, storage and marketing costs. General and administrative expenses include employee compensation and benefits, equity-based compensation, rent expense, professional fees, association dues and other expenses, such as business development, office equipment and supplies.

After depreciation expense, crew compensation represents the largest operating cost for the vessel operations and is a variable cost, structured to reward each crew based upon a pre-season estimated value per product applied to actual production and actual roe value achieved by their vessel. Quota purchase costs, the second largest operating cost excluding depreciation expense, are calculated as an amount per ton harvested and are incurred when we purchase quota amounts from our Alaska Community Development Group partners, catcher vessel owners and other third party fishery participants. Product freight is incurred when we transport the product to either our customer or a cold storage facility. Storage costs are incurred for product warehoused in a storage facility.

Other Seafood Products Expenses. Operating costs related to our other seafood products operations are principally comprised of the cost of raw material purchases and labor. In addition, these costs include depreciation expense related to equipment and facilities used for processing and transportation.

Seasonality

The U.S. Bering Sea pollock fishery is split into two distinct seasons, known as the “A” and “B” seasons. The “A” season opens in January and typically ends in April. During the “A” season, pollock are spawning and therefore typically carry more high-value roe, making this season the more profitable one. During the “A” season, we also produce other primary products, such as surimi and fillet blocks, although yields on these products are slightly lower in “A” season compared to “B” season due to the prioritization of roe production during processing in the “A” season. Although the “A” season typically accounts for approximately 40% of our year’s total pollock harvest measured by weight, it represents a substantially larger portion of our revenues generated in the same period due to the higher value of roe that is recovered during the “A” season.

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

Our fishing seasons, including the important January-to-April pollock season, straddle more than one quarter, and the timing of our sales fluctuates. As a result, the timing of the recognition of significant amounts of revenue can vary from one quarter to another.

Overview of Operating Results and Recent Developments

Revenues increased 21.4% in the first quarter of 2004 as measured against the comparable prior year quarter due to increased ocean harvested whitefish sales volume compared to the 2003 period, resulting primarily from the sale of carryover inventory from the 2003 “B” season and higher roe sales volume. Operating profit during the first quarter of 2004 was $29.6 million, reflecting a decline of $1.4 million, or 4.5%, compared to our operating profit during the comparable period of 2003. Excluding a $0.9 million increase in equity-based compensation, our operating profit decreased $0.5 million, or 1.6%, compared to the prior year period. This slight decline was primarily attributable to continued soft prices affecting certain of our pollock based products, a trend we began to experience in the latter half of 2003, combined with higher storage and handling and freight costs as a percentage of revenues related to sales of the carryover 2003 “B” season inventory.

Harvest volumes increased during the 2004 “A” season as our catcher-processors harvested approximately 121,200 round metric tons of pollock, reflecting an increase of 7.7% over the prior year “A” season. This increase was primarily a result of additional CDQ quota and a slight increase in the total allowable catch. We produced approximately 5.5% more frozen pollock product this “A” season as compared to the prior year, with roe production increasing approximately 12% as compared to the prior year “A” season roe production. Grade mix, or quality, of our roe and surimi production this “A” season was lower as compared to prior year “A” season largely as a result of more mature roe and, thus, lower flesh quality.

On a grade-by-grade basis, pricing for our “A” season roe product is in-line to slightly higher than prior year “A” season roe prices. However, due to the lower 2004 “A” season grade mix for roe, the overall average “A” season roe price is expected to decline as compared to the prior year overall average “A” season roe price. We anticipate generating higher roe related revenue for the 2004 “A” season as compared to prior year “A” season as the higher roe volume produced is expected to offset a decline in the average roe price related to grade mix. In addition, based on current sales trends, we anticipate grade by grade 2004 “A” season surimi prices will be consistent with to slightly higher than the 2003 “B” season grade by grade surimi prices. However, the weighted average surimi price per metric ton may decline as compared to the 2003 “B” season average surimi price as a result of the lower grade mix produced this “A” season.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues. Revenues for the three months ended March 31, 2004 increased $23.8 million, or 21.4%, to $134.9 million from $111.1 million for the three months ended March 31, 2003. Ocean harvested whitefish revenues for the three months ended March 31, 2004 increased to $97.3 million from $79.4 million in the prior year quarter, an increase of $17.9 million or 22.5%. This increase reflected the sale of carryover flesh based pollock inventory from the 2003 “B” season and a higher volume of roe sales from “A” season production in 2004 as compared to the prior period offset slightly by lower sales prices during the 2004 period as compared to the first quarter of 2003. Other seafood products revenues for the period increased $5.9 million or 18.6%, to $37.6 million from $31.7 million for the three months ended March 31, 2003. The increase in other seafood products revenue reflected increased catfish sales prices and increased scallop sales volumes during the 2004 period.

Cost of Sales. Cost of sales for the three months ended March 31, 2004 increased $20.8 million, or 32.8%, to $84.3 million from $63.5 million for the three months ended March 31, 2003. Ocean harvested whitefish cost of sales for the three months ended March 31, 2004 increased $14.8 million or 41.6%, to $50.4 million from $35.6 million for the three months ended March 31, 2003, primarily due to the increased volume of ocean harvested whitefish sales. Other seafood products cost of sales for the three months ended March 31, 2004 increased $5.9 million or 21.1%, to $33.9 million from $28.0 million for the three months ended March 31, 2003, primarily as a result of costs to purchase catfish from farmers which increased approximately 28% on a per pound basis from the prior year, and due to a reduction of catfish yields of approximately 2% from the prior year. The lower yields are largely due to processing smaller, less meaty fish resulting from the less frequent feeding patterns of catfish farmers as compared to the prior year.

Gross profit for the three months ended March 31, 2004 increased $3.0 million, or 6.3%, to $50.6 million from $47.6 million for the three months ended March 31, 2003, and gross profit as a percent of sales decreased to 37.5% from 42.8% from the comparable prior year period. The $3.0 million increase in gross profit is primarily due to the increased sales volumes achieved in our ocean harvested whitefish segment partially offset by increased cost of sales. Ocean harvested whitefish gross profit increased to $46.9 million from $43.9 million during the first quarter of 2004 as compared to the prior year comparable period but decreased as a percentage of revenues for the three months ended March 31, 2004 to 48.2% from 55.3% in the prior year period. The decline in gross profit as a percentage of sales resulted from the sale of the carryover flesh based “B” season pollock inventory which was sold at a lower margin and the continued soft market for certain of our pollock products, which began to develop in the second half of 2003. Other seafood products gross margins for the three months ended March 31, 2004 remained consistent at $3.7 million during the current and prior periods. Gross margins as a percentage of revenues for the three months ended March 31, 2004 declined to 9.8% as compared to 11.7% for the same period in 2003 due primarily to reduced margins on catfish sales as a result of the increased costs to purchase catfish from farmers and lower yields.

Selling, General and Administrative Expenses. For the three months ended March 31, 2004, selling, general and administrative expenses including equity-based compensation increased $4.6 million, or 31.3%, to $19.3 million from $14.7 million for the three months ended March 31, 2003. This increase was primarily due to a $3.7 million increase in freight and handling costs related to products sold to customers as a result of the increase in sales volumes of ocean harvested whitefish and an increase in equity-based compensation charges of $0.9 million.

Amortization of Cooperative Rights and Intangibles, and Depreciation of Other Assets. Amortization includes the amortization related to cooperative rights and other intangible assets. Amortization and depreciation of other assets for the three months ended March 31, 2004 was $1.7 million, declining only slightly from the amount recorded in the comparable prior year period of $1.9 million.

Interest Expense. Interest expense includes interest incurred on our revolving facility, bank debt and 10 1/8% senior subordinated notes. Net interest expense for the three months ended March 31, 2004 increased $0.4 million, or 4.2%, to $10.0 million from $9.6 million for the three months ended March 31, 2003. This increase was mainly attributable to a higher average balance on the Company’s revolving credit facility for the current period.

Foreign Exchange Gains, Net. Net foreign exchange gain for the three months ended March 31, 2004 was $1.8 million compared to a $2.1 million for the comparable period in 2003. This decrease of $0.3 million was primarily attributable to realized losses on foreign exchange contract settlements, partially offset by unrealized gains recognized during the period related to the time value portion of our financial derivatives designated as hedges. The net realized losses were primarily the result of the continued weakness of the U.S. dollar versus the Japanese yen. The unrealized gains were related to the time value portion of the foreign exchange contracts that result from the interest rate differential between the U.S. and Japan.

Liquidity and Capital Resources

Our short-term and long-term liquidity needs arise primarily from: interest payments due on debt which are expected, based on our current capital structure, to be between $28.0 million and $32.5 million for the last nine months of 2004 (exclusive of the amortization of deferred financing costs); scheduled principal repayments on debt of approximately $11.6 million for the last 9 months of 2004, $16.7 million in 2005, $19.5 million in 2006, $54.6 million in 2007, $30.3 million in 2008 and $375.6 million thereafter; capital expenditures, which are expected to be approximately $11.0 million in both 2004 and 2005; potential acquisitions; and working capital requirements arising as a result of the seasonality of our business and as may be needed to support business growth. We expect to fund our liquidity needs primarily with cash generated from operations and, to the extent necessary, through additional borrowings under our revolving line of credit which matures in 2007.

Cash flow from operating activities was $2.6 million and $31.7 million for the three months ended March 31, 2003 and 2004, respectively. This increase was primarily the result of a reduction in cash used by working capital components during the three months ended March 31, 2004 as measured against the comparative prior year period. This reduction in cash used by working capital components during the first quarter of 2004 was primarily due to favorable timing of first quarter roe sales allowing an increase in collection of accounts receivable as compared to the prior year period, and the sale of larger volumes of inventory held over from the prior year “B” season as compared to the first quarter of 2003. During the first three months of 2003 our inventory increased $23.2 million to $67.8 million from $44.6 million as of December 31, 2004. This increase is the result of the seasonal nature of our business and compares to an increase of $33.4 million during the comparable prior year period.

Cash used in investing activities was $3.3 million and $15.1 million for the three months ended March 31, 2003 and 2004, respectively. This increase was primarily due to our deposit during the first quarter of 2004 of $8.1 million as collateral in connection with the requirements of our foreign exchange contracts and, additionally, due to our January 2004 purchase, for $1.8 million, of the remaining minority ownership interest of Pacific Longline Company LLC.

Cash flow from financing activities was $1.6 million for the three months ended March 31, 2003, while cash used in financing activities was $20.8 million for the three months ended March 31, 2004, respectively. During the three months ended March 31, 2003 and 2004, our financing activities were primarily comprised of borrowings and repayments of long-term and revolving debt. Our senior credit facility requires us, on an annual basis and within 90 days of our year end, to make an “excess cash flow payment” as defined in the debt agreement. This payment, if required, is applied to the principal balance of our term debt. Excess cash flow payments were $33.4 million and $8.3 million during the three months ended March 31, 2003 and 2004, respectively.

We had $1.1 million of cash and cash equivalents at March 31, 2004. We believe that this cash, the cash we expect to generate from operations, and borrowing capabilities under our revolving credit facility will be sufficient to meet our liquidity requirements in the foreseeable future.

Our liquidity is impacted by unrealized losses sustained by our portfolio of foreign exchange contracts. A majority of these contracts have been executed with a financial institution that requires collateralization of unrealized losses sustained by the portfolio above $17.5 million (or $27.5 million from February 2004 through May 31, 2004). At March 31, 2004, collateral against these contracts included $12.9 million which was comprised of a standby letter of credit in the amount of $2.0 million, a deposit by the Company to the counterparty of $8.0 million, and a deposit by an unconsolidated affiliate to the counterparty in the amount of $2.9 million. In order to mitigate our short-term liquidity risks with respect to these collateralization requirements, from time to time we placed standing orders to forward purchase yen should the yen strengthen to certain spot rates. During the first quarter of 2004, three of these standing orders, each with notional amounts of $125 million and maturity dates of July 30, 2004 were executed and two were effectively cancelled with no significant cost, gain or loss to the Company. These executed and non-executed contracts are significant and of a shorter duration than our portfolio of foreign exchange contracts and, as a result, could have a significant impact on our short-term liquidity should the yen weaken against the U.S. dollar. As of March 31, 2004, the impact of a 1% change in exchange rates is approximately $1.2 million for each executed and outstanding contract

Proposed Initial Public Offering. We are pursuing an initial public offering of income deposit securities (“IDSs”) that, if consummated, would include refinancing all of our funded indebtedness. On April 30, 2004, American Seafoods Corporation (“ASC”) filed Amendment No. 5 to its registration statement on Form S-1 with the Securities and Exchange Commission relating to the proposed initial public offering of approximately (i) $650 million of IDSs representing shares of ASC’s common stock and notes and (ii) $33.1 million of ASC’s notes sold separately (not in the form of IDSs). While we believe the offering is probable of completion, there can be no assurance that the offering will be completed.

Debt Covenants

The senior credit facility requires us to meet certain financial tests, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. In addition, the senior credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, liens and encumbrances, changes in the nature of our business, investments, dividends and other restricted payments, prepayments of certain indebtedness, certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. Such restrictions could limit our ability to respond to certain market conditions, meet our capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The indenture governing our 10 1/8% senior subordinated notes due 2010 also imposes similar restrictions on the operation of our business. At December 31, 2003, we held more ocean harvested whitefish product as compared to inventory levels at December 31, 2002 as a result of increased production combined with slower sales during the latter half of 2003. These factors caused an increase in drawings on the existing revolving facility as well as lower EBITDA, which in turn increased our leverage. In response to these circumstances, we obtained an amendment to our senior credit facility debt covenants at a cost of $0.4 million, which, among other things, adjusted the required leverage ratio as of December 31, 2003 and March 31, 2004. But for this amendment, the Company’s leverage ratio as of December 31, 2003 would have exceeded the levels required to maintain compliance with the leverage ratio covenant under the senior credit facility. As of March 31, 2004, the Company was in compliance with these senior credit facility debt covenants. The Company was in compliance with the covenants in the indenture governing its 10 1/8% subordinated notes at December 31, 2003 and March 31, 2004. We expect to remain in compliance with the terms of our debt covenants through the end of 2004.

Capital Expenditures

The majority of our capital expenditures relates to our catcher-processor fleet and includes items such as fishing gear, improvements to vessel factory processing equipment and major scheduled shipyard maintenance. Capital expenditures have been funded from cash flows from operations and borrowings under our credit facility.

Major scheduled shipyard maintenance costs relate principally to our periodic overhauls and replacements performed generally on a three-year cycle. These costs are capitalized and depreciated over the period through the next scheduled major shipyard maintenance session.

We estimate that we will have capital expenditure requirements of approximately $11.0 million per year over the next five years. For the three months ended March 31, 2003 and 2004, our capital expenditures were $3.3 million and $5.2 million, respectively. This increase is primarily attributable to the timing of major scheduled shipyard maintenance and vessel equipment upgrades. In addition to capital expenditures, we spent $2.7 million and $4.1 million on vessel maintenance, which was expensed during the three months ended March 31, 2003 and 2004, respectively.

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

We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Foreign exchange contracts. We record gains and losses on foreign currency transactions following Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Foreign exchange contracts are used to hedge the variability of future cash flows associated with Japanese yen-denominated sales due to changes in foreign currency exchange rates. The effectiveness of the hedged transactions is measured by changes in spot rates and the gain or loss resulting from the change in time value is recognized currently in earnings. The unrealized gains and losses resulting from the change in spot rates, or the effective portion, are recorded in other comprehensive income. These gains and losses are recognized in revenues when the forecasted sales occur. Gains and losses resulting from the ineffective portion of the hedge, including the time value component of the contract, are recognized currently in earnings.

Our profitability depends in part on revenues received in Japanese yen as a result of sales in Japan. During 2003, our Japanese sales represented 24.9% of our total revenues. A decline in the value of the yen against the U.S. dollar would adversely affect our earnings from sales in Japan. Fluctuations in currency are beyond our control and are unpredictable. From January 1, 2003 through December 31, 2003, the value of the dollar decreased by 9.9% against the JPY, from 118.64 JPY per USD to 106.91 JPY per USD. Through the first three months of 2004, the value of the dollar decreased by 2.7% against the JPY, from 106.91 JPY per USD to 104.03 JPY per USD. While we conduct hedging activities to mitigate the risk of currency fluctuations, these hedging activities may not be sufficient to provide complete protection against loss and, accordingly, any such fluctuations could adversely affect our revenues.

Acquisitions and pushdown accounting. On January 28, 2000, Centre Partners and others through ASLP acquired our business in a transaction accounted for as a purchase. Accordingly, all of our assets and liabilities were recorded at their estimated fair market values as of the date of the acquisitions. In December 2002, we acquired the net assets of Southern Pride and in January of 2004 we acquired the minority ownership interest in PLC. A portion of the net book value of our property and equipment and intangible assets represents amounts allocated to those assets as part of the allocation of the purchase price in the acquisition. The allocation of the purchase price in a business combination under the purchase method of accounting is subjective. Management is required to estimate the fair values of assets and liabilities as of the acquisition date. The excess purchase price over the fair value of the net assets acquired was recorded as goodwill. We review the carrying value of goodwill annually and when events and changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations.

The goodwill resulting from the purchase by ASLP as well as from our acquisition of the assets of Southern Pride has been recorded in our financial statements. In addition, expenses incurred by our parent have been recorded in our financial statements to the extent that such expenses related to or benefited our operations.

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

We incur expenses to repair and maintain our vessels. Repairs and ordinary maintenance are expensed as incurred, while significant additions and improvements are capitalized. To maintain our Det Norske Veritas class certification, the highest vessel certification in the industry, our vessels must undergo scheduled major shipyard maintenance every three to five years. As a part of this scheduled maintenance, we may also have major vessel components overhauled. The costs for this major shipyard maintenance are capitalized and charged to operations on a pro-rata basis during the period through the next scheduled major shipyard maintenance session.

Equity-Based Compensation. Certain of our employees have equity-based compensation arrangements under which they received options to acquire partnership units of ASLP. We follow the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 to account for equity-based compensation. The related compensation cost has been pushed down to our financial statements, and the deferred compensation has been recorded as a related party payable. We determine the amount of equity-based compensation recorded under APB 25 based on the excess of the fair value of ASLP’s partnership units above the exercise price of the option on the applicable measurement date, which is generally the date that the number of units subject to the option and the option exercise price become fixed. Since ASLP’s partnership units are not publicly traded, we estimate their fair value based on current operating results and the historical relationship of these results to the sales price of ASLP’s previous equity offerings, comparable industry information, and based on our expectations with respect to the sales price of our securities in proposed or contemplated future transactions.

Valuation Accounts. We have three valuation accounts recorded on our balance sheet. The allowance for doubtful accounts reflects management’s estimate of potential losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. It is our policy to write off accounts as collectibility becomes remote. The allowance for doubtful accounts balance was approximately $0.7 million at December 31, 2003 and at March 31, 2004. Total bad debt write-offs for the three months ended March 31, 2004 were less than $0.1 million. We also had an allowance of $2.0 million recorded at December 31, 2003 and March 31, 2004 for a receivable due from one of our insurance providers, which filed for bankruptcy in March 2001. In addition, we have established an allowance account related to a miscellaneous receivable from a fuel hedge provider that filed for bankruptcy. This allowance was recorded at $0.2 million at December 31, 2003 and March 31, 2004, which represents approximately 80% of the related balance.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Pricing

Prices for certain of our pollock products are subject to variability. For example, the sale of pollock roe is our highest margin business. The price of pollock roe is heavily influenced by the size and condition of roe skeins, color and freshness and the maturity of the fish caught. In addition, pollock roe prices are influenced by anticipated Russian and U.S. production and Japanese inventory carryover, as pollock roe is consumed almost exclusively in Japan. A decline in the quality of the pollock roe that we harvest or fluctuations in supply could cause a decline in the market price of pollock roe, which would reduce our margins and revenues. Average roe prices per kilogram were 2,247 yen, 1,906 yen and 1,778 yen for the years ended 2001, 2002 and 2003, respectively. A decline in the market price of our pollock surimi product could also adversely influence our revenues and margins as pollock surimi is one of our major products. In addition to grade mix, pollock surimi prices are influenced by factors such as Japanese inventory levels and seasonal production from the U.S. and Russian Pollock fisheries. Over the past 10 years, our grade-mix adjusted average surimi prices have generally fluctuated within a range of 200 to 300 yen per kilogram. Average surimi prices per kilogram for our yen-denominated sales, grade-mix adjusted, were 212 yen, 278 yen and 222 yen for the years ended 2001, 2002 and 2003, respectively.

Foreign Currency, Interest Rate and Commodity Hedging

We are exposed to cash flow and earnings risk from certain changes in the yen foreign currency exchange rate, interest rates and diesel fuel prices. To mitigate the risk related to these factors, we utilize forward currency contracts, interest rate caps and other derivative commodity instruments, principally futures contracts. As of March 31, 2004, we had open foreign exchange contracts maturing through June 30, 2008 with total notional amounts of $617.0 million, including $150.0 million subject to extension agreements.

Prior to the acquisition of our business by Centre Partners in January 28, 2000, Aker RGI ASA, or Aker, the parent of Norway Seafoods, had entered into a currency forward transaction with Sparebanken NOR and a forward transaction with Den norske Bank ASA. On January 28, 2000, in connection with the acquisition of our business, Aker entered into an agreement with us whereby Aker is obligated to pay us all amounts less a nominal fee that Aker receives from Sparebanken NOR or Den norske Bank ASA, and we are obligated to pay Aker all amounts that Aker must pay to Sparebanken NOR or Den norske Bank ASA. Aker also had, as of March 31, 2004, exercisable foreign currency options with Sparebanken NOR with total notional amounts of $41.3 million maturing through July 29, 2005. Pursuant to the January 28, 2000 agreement, Aker is obligated to pay us all amounts less a nominal fee that Aker receives from Sparebanken NOR, and we are obligated to pay Aker all amounts that Aker must pay to Sparebanken NOR. These options will become forward foreign currency exchange contracts at our election.

In connection with our foreign currency forward exchange contracts, as of March 31, 2004, we also had agreements to extend foreign exchange agreements that expire between March 2006 and December 2007, and September 2006 and March 2008. These extension agreements would become binding and effective only if the spot rate falls below a pre-specified level (the trigger) on or before December 2005 or March 2006, respectively. If the spot rate does not reach the trigger on or before December 2005 or March 2006, then neither we nor the counterparty shall have any right or obligation with respect to any of these extension agreements. The trigger for each of these extension agreements is 99.00 JPY per USD and the notional amounts of these extension agreements are $150.0 million.

At December 31, 2003, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to sell yen, which had total notional amounts of $642.1 million and were staggered over a rolling 48-month timeframe, to changes in exchange rates. A hypothetical adverse yen exchange rate movement of 1% against our forward foreign exchange contracts would have resulted in a potential loss in fair value of these contracts of approximately $6.6 million. All such losses on these forward foreign exchange contracts would be substantially offset by gains on the underlying Japanese yen sales that we have hedged. We have certain collateralization requirements with a bank representing the majority of these contracts. We are required to post collateral if the market value of our forward foreign exchange contracts drops below a certain level. In order to mitigate short term liquidity risks with respect to these collateralization requirements, from time to time we enter into forward contracts to purchase yen. No such contracts were in effect at December 31, 2003. At March 31, 2004 one of these contracts was in effect with a notional amount of $125.0 million and a maturity date of July 30, 2004. Should the yen weaken against the dollar and in light of this contract’s short duration, this contract could affect our short term liquidity. As of March 31, 2004, the impact of a 1% change in exchange rates is approximately $1.2 million for this contract.

We enter into fuel hedges whereby we pay a fixed price per gallon and receive a floating price per gallon with the payments being calculated on a notional gallon amount. Our policy is to hedge approximately 75% of our next 12 month estimated fuel usage and approximately 55% of months 13 through 24 estimated fuel usage. As of March 31, 2004, we had open contracts with terms through November 30, 2004. The objective of the swap agreements is to hedge the variability of future fuel prices. These instruments are considered to be substantially fully effective and, therefore, substantially all unrealized gains and losses at year-end are recognized as a component of accumulated other comprehensive income (loss). An adverse change in fuel prices, such as what has occurred in recent months, will not have a material impact on the average fuel price we pay during the term of the open fuel hedge contracts to the extent that our future fuel purchases are hedged. The average hedged price per gallon related to open contracts maturing through November 2004 is lower than comparable market prices per gallon for fuel in 2003 and during the first quarter of 2004.

Interest Rates

Our senior credit facility requires us to hedge the variable interest rate on a portion of the outstanding senior debt to convert such debt to fixed-rate debt. We are required to enter into hedging transactions such that no less than 50% of the aggregate principal amount of the term loans and the senior subordinated notes is effectively fixed rate debt until June 25, 2005.

We have interest rate caps with an aggregate notional amount of $93.5 million. The cap rate is 5.0% and the variable rate is the U.S. dollar three month LIBOR. The fair value of these instruments was, in the aggregate, not material at March 31, 2004. The objective of these agreements is to hedge the variability of future cash flows associated with changes in variable interest rates.

In addition to the interest hedges applicable to our senior debt, interest on the existing senior subordinated notes has a fixed rate. Approximately 52.8% of our total debt effectively has a fixed interest rate or is hedged by interest rate caps as of March 31, 2004. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.

Item	4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in alerting them to material information relating to the Company that is required to be included in our periodic SEC filings. There were no significant changes in our internal controls during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls.

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

On October 19, 2001, a complaint was filed in the United States District Court for the Western District of Washington and the Superior Court of Washington for King County. An amended complaint was filed in both courts on January 15, 2002. The amended complaint was filed against us by a former vessel crewmember on behalf of himself and a class of over 500 seamen, although neither the United States District Court nor the Superior Court have certified this action as a class action. On June 13, 2002, the plaintiff voluntarily dismissed the complaint filed in the Superior Court. The complaint filed alleges that we breached our contract with the plaintiff by underestimating the value of the catch in computing the plaintiff’s wages. The plaintiff demanded an accounting of his crew shares pursuant to federal statutory law. In addition, the plaintiff requested relief under a Washington statute that would render us liable for twice the amount of wages withheld, as well as judgment against us for compensatory and exemplary damages, plus interest, attorneys’ fees and costs, among other things. The plaintiff also alleged that we fraudulently concealed the underestimation of product values, thereby preventing the discovery of the plaintiff’s cause of action. The conduct alleged took place prior to January 28, 2000, the date our business was acquired by Centre Partners and others through ASLP. On September 25, 2003, the court entered an order granting our motion for summary judgment and dismissing the entirety of plaintiff’s claims with prejudice and with costs. The plaintiff filed a motion for reconsideration of this order which was denied by the court. The plaintiff then appealed the District Court decision to the Ninth Circuit Court of Appeals. The appeal is currently pending. We cannot assure you that the plaintiff will not prevail or that we will not be required to pay significant damages to resolve this litigation, which could have a material adverse effect on our business, results of operations or financial condition.

In 2001 and 2002, we became aware of allegations that certain crew members may have tampered or attempted to tamper with measurement equipment on board one or more of our vessels. The National Marine Fisheries Service conducted an investigation regarding these allegations, and in consultation with the National Marine Fisheries Service, we also conducted an internal investigation regarding these allegations. In 2004, we received additional tampering allegations relating to one of our vessels. We and the National Marine Fisheries Service are currently conducting an investigation regarding these allegations. To date no fines or penalties have been assessed against us in connection with the 2004 allegations. However, the ultimate outcome of these matters is uncertain.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit 31.1— Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2—Certification Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed no reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SEAFOODS GROUP LLC

Date: May 13, 2004	By:	/s/ BRAD BODENMAN

Brad Bodenman Chief Financial Officer Authorized Officer