Form 10-Q
period 2004-09-30
AMERICAN SEAFOODS GROUP LLC
filed 2004-11-15
CIK 1174874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-90436

AMERICAN SEAFOODS GROUP LLC

(Exact name of registrant as specified in its charter)

Delaware	22-3702647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2003	September 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,268	$1,955
Trade accounts receivable, net of allowance of $691 and $555	38,155	39,238
Receivables from related parties	189	—
Inventories	44,567	70,764
Prepaid expenses	13,967	20,166
Unrealized gains on derivatives	3,275	4,895
Other	6,213	5,073

Total current assets	111,634	142,091

PROPERTY, VESSELS AND EQUIPMENT, NET	225,965	205,773

OTHER ASSETS:
Restricted cash	420	406
Noncurrent receivables from related parties	5,922	6,000
Unrealized gains on derivatives	1,543	1,793
Cooperative rights, net of accumulated amortization of $57,744 and $60,653	81,831	78,922
Goodwill	40,847	33,676
Other intangibles, net of accumulated amortization of $4,032 and $4,549	8,923	9,294
Deferred financing costs, net of accumulated amortization of $8,347 and $12,306	27,951	24,374
Other	14,412	7,563

Total other assets	181,849	162,028

Total assets	$519,448	$509,892

LIABILITIES AND MEMBERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt	$15,929	$16,266
Accounts payable and accrued expenses	40,743	50,694
Payables to related parties	1,609	1,684
Unrealized losses on derivatives	6,919	2,376

Total current liabilities	65,200	71,020

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	511,353	484,720
Accrued long-term liabilities to related parties	17,037	13,703
Unrealized losses on derivatives	37,017	19,545

Total long-term liabilities	565,407	517,968

Total liabilities	630,607	588,988

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	982	—

MEMBERS’ DEFICIT:
Members’ deficit	(62,498)	(56,915)
Accumulated other comprehensive loss	(49,643)	(22,181)

Total members’ deficit	(112,141)	(79,096)

Total liabilities and members’ deficit	$519,448	$509,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Seafood sales	$85,947	$92,879	$316,188	$354,726
Other	884	107	1,892	449

Total revenue	86,831	92,986	318,080	355,175
Cost of sales, including depreciation of $5,662, $3,148, $20,865 and $22,935	52,664	57,901	191,837	228,823
Cost of sales—related parties	6,982	7,911	12,606	14,118

Gross profit	27,185	27,174	113,637	112,234

Selling, general and administrative expenses, excluding equity-based compensation and related parties	12,358	14,337	42,762	48,447
Selling, general and administrative expenses—related parties	165	191	336	566
Equity-based compensation	2,879	(3,900)	3,690	(3,334)
Amortization of cooperative rights, other intangibles, and depreciation of other assets	2,117	1,825	6,148	5,340
Goodwill impairment	—	7,171	—	7,171

Operating income	9,666	7,550	60,701	54,044
Other income (expense):
Interest expense	(10,122)	(9,581)	(29,660)	(29,011)
Interest income	86	9	245	57
Related party interest income	—	70	—	210
Foreign exchange gains (losses), net	(7,383)	4,688	926	2,600
Minority interest	(46)	—	(78)	—
Write off of recapitalization transaction costs	—	(18,948)	—	(18,948)
Other	45	(22)	99	(217)

Total other expense, net	(17,420)	(23,784)	(28,468)	(45,309)

Income (loss) before income taxes	(7,754)	(16,234)	32,233	8,735
Income tax provision	7	19	25	32

Net income (loss)	$(7,761)	$(16,253)	$32,208	$8,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,208	$8,703
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	27,013	28,275
Write off of recapitalization transaction costs	—	18,948
Goodwill impairment	—	7,171
Amortization of deferred financing costs	3,943	3,959
Unrealized losses on derivatives, net	3,543	3,577
Equity-based compensation	3,690	(3,334)
Loss on sale of fixed assets	50	133
Minority interest	78	—
Change in operating assets and liabilities:
Trade accounts receivable, net	(14,862)	(1,083)
Net receivables and payables from related parties	294	186
Inventories, net of depreciation component	(37,179)	(20,493)
Prepaid expenses and other current assets	(9,129)	(5,059)
Other assets, net	(545)	(1,121)
Accounts payable and accrued expenses	21,144	3,172

Net cash from operating activities	30,248	43,034

CASH USED IN INVESTING ACTIVITIES:
Purchases of property, vessels and equipment	(8,973)	(10,478)
Purchase of minority interest in Pacific Longline Company LLC	—	(1,800)
Purchase of fishing rights	(1,016)	—
Restricted cash deposits	—	14
Other	(96)	(2)

Net cash used in investing activities	(10,085)	(12,266)

CASH USED IN FINANCING ACTIVITIES:
Principal payments on long-term debt	(45,195)	(19,296)
Net borrowings (payments) on revolving debt	36,999	(7,000)
Costs related to recapitalization transaction	(5,549)	(4,283)
Tax and other distributions to members	(4,568)	(3,120)
Payments on obligations to related party	(4,639)	—
Financing fees and costs	(454)	(382)

Net cash used in financing activities	(23,406)	(34,081)

Net decrease in cash and cash equivalents	(3,243)	(3,313)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,172	5,268

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,929	$1,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of American Seafoods Group LLC (ASG) and its subsidiaries (collectively referred herein as the “Company”) believes necessary for fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented.

Because the Company’s business is seasonal and subject to fluctuations in timing of product sales and revenue recognition, the results of operations for the nine months ended September 30, 2003 and 2004 are not indicative of the results of operations expected for the complete fiscal year or any other period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto contained in ASG’s annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates impacting the financial statements include the estimated fair values of assets and liabilities acquired in acquisitions, the amortization life of cooperative rights and other intangible assets, the fair values and the effectiveness of hedges against risks of foreign currency, interest and fuel price changes, the estimated fair values of equity units used in the determination of equity-based compensation, the estimated fair values of reporting units to which goodwill has been assigned and the costs related to the abandoned new senior credit facility and offering of the income deposit securities (IDS) and subordinated notes.

In the third quarter of 2004, management determined that it was more likely than not that the carrying value of net assets, including goodwill, at Southern Pride Catfish LLC and Southern Pride Catfish Trucking, Inc. (collectively, “Southern Pride”), ASG’s wholly owned catfish processing reporting unit, exceeded the fair value of the reporting unit. Southern Pride’s recent operating results have not met management’s expectations primarily as a result of increased fish costs paid to catfish farmers combined with lower processing yields. ASG engaged a valuation firm to help management determine the fair value of Southern Pride as of August 31, 2004 and determine the amount of goodwill impairment in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS 142, the Company recorded an impairment charge of $7.2 million in the third quarter of 2004, which represents the entire carrying amount of goodwill associated with Southern Pride.

On December 31, 2003, the Company received a contribution of an 80% ownership interest in Pacific Longline Company LLC (PLC) from American Seafoods Holdings LLC, which indirectly owns 100% of ASG. PLC harvests and performs processing of ocean harvested whitefish, primarily comprised of Pacific cod, through three freezer longliners that operate in the Bering Sea. PLC is included in the Company’s condensed consolidated financial statements for all periods presented. The Company’s condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2003 have been restated to include PLC as an 80% owned consolidated subsidiary as required under the guidance of SFAS 141, Business Combinations, for transactions involving the transfers of net assets between entities under common control. The effect of the restatement on net income (loss) for the three and nine months ended September 30, 2003 was not significant.

Effective January 1, 2004, the Company purchased the remaining 20% interest in PLC from the third-party minority interest holder for $1.8 million. The purchase price exceeded the carrying value of the minority interest at that date by approximately $0.8 million. The consideration in excess of the carrying value of the minority interest was recorded as fishing rights, is included in the condensed consolidated balance sheet as other intangible assets and is being amortized through 2027.

Certain reclassifications of prior period balances and amounts have been made for consistent presentation with the current period.

The Company has elected to continue to apply the intrinsic-value-based method of accounting for equity-based compensation awards to employees and has adopted only the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123. The following table illustrates the effect on net income (loss) as if the fair-value-based method had been applied to all awards in each period. Equity-based compensation has no significant tax effect on the Company.

	Three Months Ended		Nine Months Ended
Dollar Amounts in thousands	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Net (loss) income, as reported	$(7,761)	$(16,253)	$32,208	$8,703
Equity-based employee compensation expense (reduction) included in reported net income	2,879	(3,900)	3,690	(3,334)
Equity-based employee compensation expense determined under fair-value-based method for all awards	(77)	(149)	(288)	(450)

Pro forma net income (loss)	$(4,959)	$(20,302)	$35,610	$4,919

Note 2. Inventories

Inventories at December 31, 2003 and September 30, 2004 consisted of the following (in thousands):

	December 31, 2003	September 30, 2004
Fish blocks, surimi and roe	$28,609	$55,657
Finished seafood products	15,135	14,350
Breading, batter and packaging	823	757

	$44,567	$70,764

Note 3. Prepaid Expenses

Prepaid expenses at December 31, 2003 and September 30, 2004 consisted of the following (in thousands):

	December 31, 2003	September 30, 2004
Additives and packaging	$5,808	$7,587
Prepaid product freight	3,174	3,577
Fuel	916	2,411
Prepaid insurance	1,962	3,121
Fishing gear supplies	271	924
Deposits	281	323
Other	1,555	2,223

	$13,967	$20,166

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2003 and September 30, 2004 consisted of the following (in thousands):

	December 31, 2003	September 30, 2004
Accounts payable	$22,775	$19,760
Accrued payroll and benefits	2,812	12,314
Deferred compensation	4,580	4,741
Interest payable	5,333	8,376
Other accrued liabilities	5,243	5,503

	$40,743	$50,694

Note 5. Derivative Instruments

The Company has a significant amount of Japanese yen-denominated sales; therefore, its earnings, cash flows and financial position are exposed to foreign currency risk from Japanese yen-denominated sales transactions. The Company attempts to manage foreign currency risk by using foreign currency forward exchange contracts to hedge the variability of future cash flows associated with Japanese yen-denominated sales. These contracts are arranged so that the Company sells Japanese yen (JPY) to the counterparty at a fixed exchange rate and receives U.S. dollars (USD) in return. It is the Company’s risk management policy to hedge 80% of its forecasted JPY-denominated sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36, and 35% over months 37 to 48.

As of September 30, 2004, the Company had open foreign exchange contracts, which are formally designated as cash flow hedges, maturing through June 30, 2008 with total notional amounts of $600.8 million, including $150.0 million subject to extension agreements, and options to enter into forward exchange contracts with notional amounts of $27.5 million.

In connection with these foreign currency forward exchange contracts, as of September 30, 2004, the Company also had agreements to extend foreign exchange agreements that expire between March 2006 and December 2007 and between September 2006 and March 2008. These extension agreements would become binding and effective only if the spot rate falls below a pre-specified level (trigger) on or before December 2005 (with respect to the extension agreements that expire between March 2006 and December 2007) or March 2006 (with respect to the extension agreements that expire between September 2006 and March 2008). If the spot rate does not reach the trigger on or before December 2005 or March 2006, then neither the Company nor the counterparty shall have any right or obligation with respect to any of these extension agreements. The trigger for each of these extension agreements is 99.00 JPY per USD and the total notional amount of these extension agreements is $150.0 million.

The unrealized gains and losses resulting from the change in spot rates, or the effective portion, are recognized in accumulated other comprehensive income (loss). These gains and losses are recognized in revenue when the forecasted sales occur. The estimated net amount of existing losses as of September 30, 2004 that are expected to be reclassified into earnings within the next 12 months is approximately $10.2 million. Gains (losses) reclassified into revenue for the three months ended September 30, 2003 and 2004 were approximately ($0.6) million and ($1.8) million, respectively, and for the nine months ended September 30, 2003 and 2004 were approximately $2.0 million and ($10.1) million, respectively.

The net unrealized gains and losses recognized in earnings on foreign exchange contracts designated as cash flow hedges represents the change in fair value of these contracts arising from factors other than the change in spot rates, including the change in the time value component of the contracts. The net unrealized gains (losses) recognized in earnings for the three months ended September 30, 2003 and 2004 were approximately ($7.7) million and $9.7 million, respectively, and for the nine months ended September 30, 2003 and 2004 were approximately $0.1 million and $7.3 million, respectively. These amounts are included in the Company’s statements of operations as a component of foreign exchange gains (losses), net. Realized gains (losses) for the three months ended September 30, 2003 and 2004 were ($0.3) million and ($1.3) million, respectively, and for the nine months ended September 30, 2003 and 2004 were approximately $2.9 million and ($4.2) million, respectively, related to settled contracts. During the three months ended September 30, 2003 and 2004 net foreign currency transactions gains (losses) included as a component of foreign exchange gains (losses) were approximately $0.6 million and ($2.5) million, respectively, and for the nine months ended September 30, 2003 and 2004 were approximately ($2.0) million and $0.7 million, respectively.

The Company has options, which can be exercised at the Company’s election and are formally designated as cash flow hedges, to enter into foreign exchange contracts with a notional amount of $27.5 million and an exchange rate of 104.5 JPY per USD. The options, if exercised, provide that the Company receives USD in exchange for JPY. The exercise dates are between July 2004 and July 2005. At September 30, 2004, the fair value of these contracts was a gain of approximately $1.1 million.

The majority of the aforementioned foreign exchange contracts are covered by a cash collateralization agreement that requires the Company to place restricted cash deposits or standby letters of credit with the counterparty for unrealized losses on the total portfolio in excess of $17.5 million. At September 30, 2004, collateral against the unrealized losses on these contracts in excess of the $17.5 million threshold was $5.0 million, which was comprised of a standby letter of credit in the same amount.

During the first quarter of 2004, primarily in order to stabilize the value of the Company’s portfolio of foreign exchange contracts in connection with the credit agreement contemplated in the offering of IDS and subordinated notes, the Company entered into several foreign exchange contracts to purchase JPY for USD with notional amounts of $125.0 million each, maturity dates of July 30, 2004 and exchange rates ranging from 105.12 JPY per USD to 103.05 JPY per USD. These foreign exchange instruments are considered to be speculative in nature and all realized and unrealized gains and losses are recognized in earnings. Two of these contracts were effectively cancelled at March 31, 2004 and a third was partially offset on April 1, 2004 with no significant cost, loss or gain to the Company. All of these aforementioned contracts matured and were settled on July 31, 2004. During the quarter ended September 30, 2004, the net realized loss on settlements related to these contracts was approximately $1.9 million. On July 15, 2004, the Company entered into additional contracts with notional amounts of $137.5 million to further stabilize the Company’s foreign exchange portfolio valuation. The remaining outstanding contracts have exchange rates ranging from 108.75 JPY per USD to 104.80 JPY per USD with maturity dates between December 30, 2004 and March 30, 2006. These foreign exchange instruments are considered to be speculative in nature and all realized and unrealized gains and losses are recognized in earnings. The net outstanding notional amount at September 30, 2004 was approximately $106.3 million and the unrealized loss on that date was approximately $1.0 million. On October 26, 2004, the Company sold its positions in these instruments and realized a gain of approximately $2.0 million.

In August 2004, the Company entered into variable to fixed-rate cross currency interest swap contracts with an aggregate notional amount of $75.0 million in anticipation of the completion of the offering of IDS and subordinated notes (see Note 10 – subsequent events). Under the terms of these contracts, the Company pays a fixed rate of interest in JPY and receives payments on a variable rate of interest in USD based on the three-month LIBOR rate. The objective of these instruments was to reduce the Company’s exposure to interest rate risk related to its new credit facility that was to have been in place upon consummation of the offering of IDS and subordinated notes, and to provide additional risk management against Japanese currency fluctuations related to the Company’s sales to Japan. As these instruments have not been designated as hedges, any unrealized gains and losses resulting from the change in fair value are recognized in the Company’s earnings. On September 27, 2004, the Company terminated one of the cross currency swaps with a notional amount of $15.0 million for a nominal fee. As of September 30, 2004, the Company was party to cross currency swap contracts with an aggregate notional amount of $60 million outstanding. The fair value of these outstanding contracts at September 30, 2004 was an unrealized loss of approximately $1.2 million.

The Company also had the following derivative instruments at September 30, 2004 that are formally designated as cash flow hedges:

•	Interest rate caps with notional amounts of $21.0 million and $72.5 million maturing in March 2005 and June 2005, respectively. The cap rate is 5.0% for each cap and the variable rate is the three-month LIBOR rate. The fair value of these instruments at September 30, 2004 was not significant.

•	Fuel hedges whereby the Company pays a fixed price per gallon and receives a floating price per gallon with the payments being calculated on the remaining notional amount of 1.9 million gallons over the term of the contracts through November 30, 2004. The objective of the swap agreements is to hedge the variability of future fuel prices. These instruments are considered to be substantially fully effective and, therefore, substantially all unrealized gains and losses are recognized as a component of other accumulated comprehensive income. Unrealized gains and losses relating to the ineffective portion of the hedge were not material. The fair value of these instruments was an unrealized gain of $1.2 million at September 30, 2004.

Note 6. Commitments and Contingencies

The Company is party to fixed obligation agreements with Alaskan community development groups that provide the Company with an exclusive license to harvest and process all or part of the groups’ portion of the total allowable catch of pollock allocated to them under the Alaska Community Development Quota (CDQ) program. Under these agreements, the Company is obligated to make minimum purchases over the next one to two years, which will be based on the total allowable catch for each year. Based on the 2004 total allowable catch, minimum purchases would total approximately $53.7 million, of which $26.1 million and $27.6 million are committed in 2004 and 2005, respectively. The Company purchased $9.2 million and $9.7 million of CDQ for the three months ended September 30, 2003 and 2004, respectively, and $16.4 million and $21.8 million of CDQ for the nine months ended September 30, 2003 and 2004, respectively.

At the option of the previous owner of Southern Pride, the Company is obligated to purchase up to 5 million pounds of catfish per year from catfish farms owned by this previous owner at a price based on a market index. The term of this obligation is ten years ending January 1, 2013. The Company purchased from the previous owner 1.3 million and 0.8 million pounds of catfish for $0.8 million and $0.5 million for the three months ended September 30, 2003 and 2004, respectively, and 2.3 million and 3.0 million pounds of catfish for $1.4 million and $2.0 million for the nine months ended September 30, 2003 and 2004, respectively.

On October 19, 2001, a complaint was filed in the United States District Court for the Western District of Washington and the Superior Court of Washington for King County. An amended complaint was filed in both courts on January 15, 2002. The amended complaint was filed against the Company by a former vessel crew member on behalf of himself and a class of over 500 seamen, although neither the United States District Court nor the Superior Court certified this action as a class action. On June 13, 2002, the plaintiff voluntarily dismissed the complaint filed in the Superior Court. The complaint filed alleges that the Company breached its contract with the plaintiffs by underestimating the value of the catch in computing the plaintiff’s wages. The plaintiff demanded an accounting of their crew shares pursuant to federal statutory law. In addition, the plaintiff requested relief under a Washington statute that would render the Company liable for twice the amount of wages withheld, as well as judgment against the Company for compensatory and exemplary damages, plus interest, attorneys’ fees and costs, among other things. The plaintiff also alleged that the Company fraudulently concealed the underestimation of product values, thereby preventing the discovery of their cause of action. The conduct allegedly took place prior to January 28, 2000, the date the Company’s business was acquired American Seafoods, L.P., the Company’s indirect parent (ASLP). On September 25, 2003, the court entered an order granting the Company’s motion for summary judgment and dismissing the entirety of plaintiff’s claims with prejudice and with costs. The plaintiff filed a motion for reconsideration of this order that was denied by the court. The plaintiff then appealed the District Court decision to the Ninth Circuit Court of Appeals. The appeal is currently pending. The Company has not recorded a liability related to this matter as of September 30, 2004 as the outcome is uncertain and the amount of loss, if any, is not estimable.

In 2001 and 2002, the Company became aware of allegations that certain crew members may have tampered or attempted to tamper with measurement equipment on board one or more of the Company’s vessels. The National Marine Fisheries Service (NMFS) conducted an investigation regarding these allegations, and in consultation with the NMFS, the Company also conducted an internal investigation regarding these allegations. The Company has received notice that the investigations related to the 2001 and 2002 allegations have been closed with no significant findings. In 2004, the Company received additional tampering allegations relating to one of its vessels. The Company understands that the NMFS may be investigating these new allegations; however, it has not received any formal notice from the NMFS and is unaware of the status of any such investigation. To date, no fines or penalties have been assessed against the Company in connection with any of these allegations. However, the ultimate outcome of these matters is uncertain.

Other lawsuits relate principally to employment matters and are not expected to be material to the Company’s consolidated financial statements taken as a whole.

Note 7. Comprehensive Income

Comprehensive income includes net income as well as a component comprised of certain gains and losses that under generally accepted accounting principles are reflected in members’ deficit but are excluded from the determination of net income. The Company has segregated the total accumulated other comprehensive gain or loss (specifically, accumulated unrealized gains and losses on derivative instruments designated as hedges and foreign currency translation adjustments) from the other components of members’ deficit in the accompanying condensed consolidated balance sheets.

Comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2004 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Net income (loss)	$(7,761)	$(16,253)	$32,208	$8,703
Unrealized gains (losses) on derivative instruments designated as hedges, net	(39,386)	6,514	(32,898)	27,463
Translation adjustment	13	—	9	(1)

Comprehensive income (loss)	$(47,134)	$(9,739)	$(681)	$36,165

Note 8. Long-Term Debt

On April 18, 2002, ASG entered into an amended and restated credit agreement (Credit Agreement) with a syndicate group of banks (Bank). The Credit Agreement provides for a revolving loan commitment of $75.0 million with a subfacility for letters of credit of up to $30.0 million. There was a total of $39.5 million and $32.5 million outstanding on the revolving credit facility at December 31, 2003 and September 30, 2004, respectively. In addition, there were open letters of credit of $16.0 million and $5.0 million at December 31, 2003 and September 30, 2004, respectively, which reduced the amount of available borrowings under this credit facility. The amount of available borrowings under the credit facility was $37.5 million at September 30, 2004. The interest on the revolver is determined on a base rate, which is calculated using LIBOR (Eurodollar rate) or the higher of the Bank of America prime rate and the federal funds effective rate plus 0.5% per annum (base rate) basis at ASG’s option, plus a margin determined by results of financial covenant ratios. The margins range from 2.25% to 3.00% for Eurodollar rate loans and 1.25% to 2.00% for base rate loans. The Credit Agreement also provides for a commitment fee of 0.5% to 0.375% of the unused portion of the revolving commitment, depending on the results of financial covenant ratios. At September 30, 2004, the effective interest rate on funds borrowed under the line of credit was 4.8%. The revolving loan terminates on September 30, 2007.

The Credit Agreement also provides for a long-term facility, which includes a $90.0 million term loan (Term A). Term A is payable in quarterly principal installments of $3.2 million through March 2005, $3.6 million from June 2005 to March 2006, $4.5 million from June 2006 through March 2007 and $4.9 million from June 2007 through the final payment on September 30, 2007. Interest may be determined on a Eurodollar rate or the base rate basis at ASG’s option, plus a margin determined by results of financial covenant ratios. The margins range from 2.25% to 3.00% for Eurodollar rate loans and 1.25% to 2.00% for base rate loans. At September 30, 2004, the interest rate on the Term A was 4.64% and the amount outstanding was $48.6 million.

The long-term facility also includes a $280.0 million term loan (Term B). The facility is payable in quarterly principal installments of $0.6 million from June 2004 through September 2007, $6.5 million from December 2007 through March 2008, $7.9 million from June 2008 through December 2008 and a final payment of $200.6 million at maturity on March 31, 2009. Interest may be determined on a Eurodollar rate or on the base rate at the Company’s option, plus a margin of 3.25% for Eurodollar rate loans or 2.25% for base rate loans. At September 30, 2004, the interest rate on the Term B was 4.89% and the amount outstanding was $244.9 million.

The Credit Agreement is secured by substantially all assets of the Company, including intangible assets. The Credit Agreement requires the Company to meet certain financial tests, including without limitation, a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. In addition, the senior credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, liens and encumbrances, changes in the nature of the business, investments, dividends and other restricted payments, prepayments of certain indebtedness (including the notes), certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. In January 2004, ASG obtained an amendment to its debt covenants at a cost of $0.6 million, which, among other things, adjusted the required leverage ratio as of December 31, 2003 and March 31, 2004. But for this amendment, the Company’s leverage ratio as of December 31, 2003 would have exceeded the levels required to maintain compliance with the leverage ratio covenant under the Credit Agreement.

Effective September 29, 2004, ASG entered into an amendment to its credit facility at a cost of $0.6 million that, among other things, (1) permitted the sale of notes of up to $180.0 million in proceeds by ASG’s parent company and such parent’s wholly owned subsidiary (Issuers) (see Note 10 – subsequent events) and the intended use of proceeds, (2) permitted the formation of the Issuers and provides for guarantees by the Issuers of ASG’s obligations under the credit facility and a pledge of the Issuers’ ownership interests in ASG to secure the guarantee, (3) permitted the sale of certain distribution-related assets of Southern Pride up to an aggregate fair market value of $7.5 million, (4) amended the required leverage ratio beginning September 30, 2004 and makes other covenant modifications to provide necessary covenant relief, largely due to recent adverse surimi prices and a decline in the performance of the Company’s catfish operations and (5) excluded certain offering costs the Company incurred from the definition of Adjusted EBITDA. For the purposes of the credit facility, Adjusted EBITDA is defined as earnings before net interest expense, income tax benefit or provision, depreciation, amortization, unrealized foreign exchange and other derivatives gains or losses, loss from debt repayment and related write offs, equity-based compensation, certain costs related to financing activities, the write off of offering costs related to the Company’s proposed new senior credit facility and the initial public offering of IDS and subordinated notes, and the write off of goodwill associated with the Company’s Southern Pride reporting unit. But for this amendment, the Company’s leverage ratio as of September 30, 2004, would have exceeded the levels required to maintain compliance with the leverage ratio covenant under the Credit Agreement.

ASG issued and sold $175.0 million of senior subordinated notes on April 18, 2002, all of which was outstanding as of September 30, 2004. These notes mature in 2010, and interest is paid bi-annually at a rate fixed of 10 1/8%. On September 15, 2003, in connection with the proposed IDS offering, ASG commenced a tender offer to purchase these notes and a related consent solicitation to amend the indenture governing these notes (Indenture) to eliminate substantially all of the restrictive covenants, certain repurchase rights and certain events of default and related provisions contained in such Indenture. On August 12, 2004, ASG announced it was terminating its tender offer and consent solicitation in connection with the postponement of its proposed public offering. On September 30, 2004, ASG determined that it was not probable that it would proceed with the proposed new senior credit facility and the initial public offering of its IDS and subordinated notes and, as a result, ASG recorded a write off of approximately $18.9 million of deferred costs related to the offering in the third quarter of 2004. On October 5, 2004, the Company withdrew the registration statement (see Note 10 – subsequent events).

The Indenture contains various financial, operating and restrictive covenants and imposes restrictions on capital expenditures. The Indenture also imposes restrictions similar to the Credit Agreement restrictions on the operation of the business. The Company was in compliance with the financial covenants of the Indenture at September 30, 2004.

Note 9. Segment Information

The Company has two reportable segments:

•	Ocean harvested whitefish – primarily comprised of the harvesting and processing of pollock, hake, yellowfin sole and Pacific cod aboard the Company’s vessels operating in the Bering Sea and in the Company’s processing plant in Massachusetts; and

•	Other seafood products – primarily comprised of the processing of catfish and scallops in the Company’s processing plants in Alabama and Massachusetts.

Segment operating results and balances are determined on a basis consistent with the accounting policies used in the consolidated financial statements. There are no transactions between reportable segments. Corporate costs are allocated to each segment based on total assets.

Segment information for the three months ended September 30, 2004 is as follows (in thousands):

	Ocean Harvested Whitefish	Other Seafood Products	Total
Total revenue	$56,731	$36,254	$92,986
Cost of sales	32,214	33,598	65,812

Gross profit	24,517	2,657	27,174

Goodwill impairment	—	7,171	7,171

Write off of recapitalization transaction costs	16,872	2,076	18,948

Loss before income taxes	$(6,001)	$(10,233)	$(16,234)

Segment information for the three months ended September 30, 2003 is as follows (in thousands):

	Ocean Harvested Whitefish	Other Seafood Products	Total
Total revenue	$53,817	$33,014	$86,831
Cost of sales	30,096	29,550	59,646

Gross profit	23,721	3,464	27,185

Loss before income taxes	$(6,623)	$(1,131)	$(7,754)

Segment information as of and for the nine months ended September 30, 2004 is as follows (in thousands):

	Ocean Harvested Whitefish	Other Seafood Products	Total
Total revenue	$244,331	$110,844	$355,175
Cost of sales	141,204	101,737	242,941

Gross profit	103,127	9,107	112,234

Goodwill impairment	—	7,171	7,171

Write off of recapitalization transaction costs	16,872	2,076	18,948

Income (loss) before income taxes	21,895	(13,160)	8,735

Total assets	$456,087	$56,133	$512,220

Segment information for the nine months ended September 30, 2003 is as follows (in thousands):

	Ocean Harvested Whitefish	Other Seafood Products	Total
Total revenue	$219,974	$98,106	$318,080
Cost of sales	118,054	86,389	204,443

Gross profit	101,920	11,717	113,637

Income (loss) before income taxes	$34,698	$(2,465)	$32,233

Note 10. Subsequent Events

In May 2003, American Seafoods Corporation (ASC), a wholly owned subsidiary of ASG, filed an initial registration statement on Form S-1 relating to its initial public offering of IDS and subordinated notes. ASC withdrew this offering from the market in August 2004 due to poor market conditions. On September 30, 2004, ASC definitively determined that it was not probable that it would proceed with the proposed new senior credit facility and the initial public offering of its IDS and subordinated notes and, as a result, the Company recorded a write off of approximately $18.9 million of deferred costs related to the offering in the third quarter of 2004. On October 5, 2004, ASC withdrew its registration statement.

On October 19, 2004, ASG Consolidated LLC (ASGC) and ASG Finance, Inc. (ASGF) entered into an agreement to sell $196.0 million principal amount at maturity of 11.5% senior discount notes due 2011. Gross proceeds from the notes offering amounted to approximately $125.0 million. ASGC is the sole equity owner of the Company and has no assets or operations other than the ownership of all the equity interests of the Company and ASGF, the co-obligor under the notes. ASGF was formed to facilitate the offering of the notes and has no assets or operations. The net proceeds from the offering of the notes were distributed to ASGC’s indirect parent and were used by it to repurchase preferred equity interests and certain indebtedness of its indirect parent and to make a distribution to its ultimate equity owners. In connection with the distribution, a related party loan was repaid in full in the amount of approximately $6.3 million comprised of principal and accrued interest. The Issuers have agreed that after the issuance of the notes they will file a registration statement pursuant to an exchange offer for the notes under the Securities Act. These notes will not be reflected in the Company’s financial statements as the Company has not assumed any portion of the notes, no repayment of the existing debt of the Company has been repaid from the proceeds of the note, the Company is not a guarantor of the notes and the debt is not secured by the assets of the Company.

The distribution of the offering proceeds from the senior discount notes to the Company’s ultimate equity holders accelerated the vesting of certain outstanding options held by Company employees under the ASLP Year

2000 Unit Option Plan. Specifically, all outstanding Series A awards, 50% of the Series C and D awards and approximately 14.6% of the Series E awards will be deemed to vest and be exercised immediately prior to the distribution. No series F awards will be deemed to vest. The acceleration of the options will result in the recognition of compensation costs. In addition, in order to compensate for the reduction in value caused by the distribution, the exercise price of the remaining outstanding Series E and F options will be reduced to an amount equal to the greater of (i) the current exercise price reduced by $96.38 or (ii) the fair market value of the underlying units after the distribution, and a cash payment will be paid to holders of the remaining outstanding unvested Series C and D options in the amount of $96.38 per remaining outstanding unvested unit. In addition, holders of unvested series E and F options who are still employees of ASLP or its subsidiaries at the time of exercise will receive a tax gross-up payment to cover their tax liability in connection with the exercise of their options, which payment will not exceed $50.00 per unit. The modification to the terms of the unvested Series C, D, E and F options will result in future compensation costs in excess of amounts that would have been recorded absent the modification. Compensation cost, if any, for the unvested Series C, D, E and F options will be recognized to the extent their respective vesting targets are probable.

Option holders have also been offered an alternative to the accelerated vesting of their options as outlined above. Those option holders who elect this alternative would receive pro-rata vesting of their Series A options based on their service period through October 20, 2004, receive 50% of the vesting of their outstanding C and D options, receive vesting on all other options to the extent that they would have received vesting under an acceleration event, and receive a reduction in the exercise price on all options that have an exercise price in excess of the fair market value of the units after the distribution such that the related exercise price is an amount equal to the greater of (i) the current exercise price reduced by $96.38 or (ii) the fair market value of the underlying units after the distribution. In addition, holders of unvested series E and F options who are still employees of ASLP or its subsidiaries at the time of exercise will receive a payment to cover their tax liability in connection with the exercise of their options, which will not exceed $50.00 per unit. As all of these modifications are considered to be effective after the completion of the distribution to the Company’s ultimate equity holders, the option holders that choose this alternative will not participate in any of the distribution of proceeds from the offering. All option holders were presented with these two alternatives on October 29, 2004 and are required to choose between these two alternatives no later than November 26, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements can include words like “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar expressions. Forward-looking statements include, but are not limited to, statements concerning: future results of operations; future capital expenditures; environmental conditions and regulations; plans or intentions relating to acquisitions; our competitive strengths and weaknesses; future financing needs; our business strategy; general economic conditions; trends that we anticipate in the industries and economies in which we operate; proposed new products, services or developments; and any assumptions underlying the foregoing. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including those described in our 2003 Annual Report on Form 10-K filed on March 30, 2004.

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

Business Overview

We are one of the largest integrated seafood companies in the U.S. in terms of revenue. We harvest and process a variety of fish species aboard our sophisticated catcher-processor vessels, aboard our freezer-longliner vessels and at our land-based processing facilities, and we market our products to a diverse group of customers in North America, Asia and Europe. We are the largest harvester and at-sea processor of pollock and hake, and the largest processor of catfish in the U.S. In addition, we harvest and/or process additional seafood, including cod, scallops and yellowfin sole. We maintain an international marketing network through our U.S. and Japan offices as well as our European affiliate offices owned by our parent and have developed long-term relationships with our U.S. and international customer base.

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

Revenue and Expenses

Ocean Harvested Whitefish Revenue. Revenue in our ocean harvested whitefish segment are primarily driven by the following factors:

•	volume of pollock and other whitefish harvested annually by our catcher-processors and freezer-longliners;

•	the quantity of finished product we are able to produce from the volumes harvested (determined by flesh and roe recovery rates);

•	the prevailing market prices for the pollock products we sell, such as roe, surimi (a fish protein paste used in products such as imitation lobster and crabmeat) and fillet block;

•	the timing of our sales of fish products;

•	the yen-dollar exchange rate; and

•	volume throughput for our secondary processing of ocean harvested whitefish.

Harvest volumes. In addition to the portion of the directed pollock catch allocated to us under the Pollock Conservation Cooperative agreement, we historically have purchased additional pollock quota from other industry participants up to the 17.5% limit of the directed pollock catch. We supplemented our share of the directed pollock catch in 2002, 2003 and 2004 by purchasing 28.0%, 36.4% and 50.0%, respectively, of the community development quota (CDQ) from Alaska Community Development Groups, which does not count against the 17.5% limitation. The increase from 2003 to 2004 was due to the purchase of a portion of Bristol Bay Economic Development Corporation’s (Bristol Bay) CDQ in October 2003. Under our agreement with Bristol Bay, we purchased the right to harvest all of the pollock resource allocated to Bristol Bay under the Alaska CDQ program for the 2004 and 2005 pollock seasons. Bristol Bay’s pollock quota for the 2004 and 2005 pollock seasons will be 2.1% of the total allowable catch, which represents approximately 21.0% of the CDQ. This agreement with Bristol Bay is limited to a two-year period because the State of Alaska CDQ program guidelines do not allow royalty agreements to extend beyond the term of the current CDQ allocation cycle, which expires at the end of 2005. Our agreement with Coastal Villages, our largest supplier of CDQ and a significant equity holder of our company, will also expire at the end of 2005.

Purchases of fish quota from related parties comprised of 72.4%, 79.7%, and 62.6% of total fish quota purchases in 2001, 2002, and 2003, respectively. These related party purchases represented approximately 47,250 metric tons of quota in 2003.

Recovery rates. Increases in flesh and roe recovery rates, which represent the percentage of finished product produced in relation to round tons harvested, result in higher finished product volumes. Flesh recovery rate means the weight of at-sea processed products, other than fishmeal and roe, relative to the weight of fish harvested, expressed as a percentage. Roe recovery rate means the weight of at-sea processed roe, relative to the weight of fish harvested, expressed as a percentage.

Market prices. Market prices for our ocean harvested whitefish products are primarily influenced by the aggregate supply of products produced in any given year, the anticipated inventory carry over for that year and changes in demand.

Over the last five years, our seasonal average pollock surimi prices have fluctuated within a range of approximately 200 to 300 Japanese yen (JPY) per kilogram. During the 2004 “A” season, our overall average surimi prices fell below the low end of this range and reflected a decline of approximately 25% as compared to the same period in the prior year. Prices for surimi products generally fluctuate from year to year and do not necessarily follow a typical price cycle trend. For example, a 31.1% increase in our surimi prices, denominated in JPY, from 2001 to 2002 was primarily due to market conditions, but also to a slightly higher-grade mix of surimi in 2002. During the second half of 2003, the average price of our JPY-denominated surimi sales had decreased approximately 28.9% compared to the same period in 2002 primarily due to market conditions and a lower grade mix produced. In addition to grade mix composition, some of the factors that influence pollock surimi prices are anticipated seasonal production, overall inventory levels and buyers’ speculation of anticipated price levels.

Prices for roe products also fluctuate from year to year. The 2003 “A” season roe price of 1,778 JPY per kilogram declined from the 2002 “A” season roe price of 1,906 JPY per kilogram due primarily to a lower grade mix produced in 2003. However, the decline in roe price in 2003 was more than offset by higher 2003 roe recovery rates as compared to 2002, which resulted in slightly higher roe revenue in 2003. The 2004 “A” season roe price of 1,683 JPY per kilogram declined by 95 JPY per kilogram compared to the 2003 “A” season roe price due to a lower grade mix produced in 2004. The decline in roe prices was offset by higher 2004 roe recovery rates and higher roe sales volumes as compared to 2003, which resulted in slightly higher roe revenue in 2004. While average pollock roe prices have experienced volatility in recent years, on a grade-by-grade basis, roe prices have remained relatively stable with the exception of 2000, which we believe was an unusual year due largely to market misperceptions of supply.

With the introduction of long-term supply contracts for deepskin product in early 2000, the price for deepskin has dropped from an annual average price of $1.59 per pound in 1999, to $1.32 per pound in 2000, leveled out at about $1.25 per pound in 2001 through 2003 and decreased to $1.24 per pound through the 2004 “A” season.

Average prices through December 31, 2003 for our pollock PBO (pin bone out) block product, which is predominately sold to European customers, declined approximately 2.0% compared to the same period in 2002, due primarily to market conditions. The 2004 “A” season average price for our pollock PBO declined approximately 1.0% when compared to the average price for the year ended December 31, 2003.

Exchange rate effects. Because we sell large quantities of roe and surimi to Japanese customers, a significant portion of our revenue is denominated in JPY. Consequently, we are at risk that any increase or decrease in the value of the JPY relative to the dollar would increase or decrease the amount of dollar revenue we record on the sales of our products in Japan. To mitigate the potentially adverse effect of fluctuations in the JPY to U.S. Dollar (USD) spot exchange rate, we enter into forward currency contracts. It is our risk management policy to hedge approximately 80% of our forecasted JPY sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36 and 35% over months 37 to 48.

Other Seafood Products Revenue. Revenue from our other seafood products segment is primarily a function of the volume of catfish and scallops that we process. The key performance drivers for our other seafood products operations are the purchase price of raw materials and the volume of production and the market prices of our catfish and scallop products.

Ocean Harvested Whitefish Expenses. The operating cost structure of the ocean harvested whitefish operations include four main cost categories:

•	variable costs driven by revenue or product volume, such as crew compensation, quota purchases, product freight and storage, marketing commissions, and packaging and additives;

•	vessel-related depreciation;

•	fixed costs that are assumed to be incurred whether or not the vessel is deployed, such as insurance, repair and maintenance, nets and gear supplies, moorage, equipment rental, crew travel and general supplies; and

•	daily operating costs driven by vessel operating days, such as fuel, galley supplies, observers and technicians.

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

After depreciation expense, crew compensation represents the largest operating cost for the vessel operations and is a variable cost, structured to reward each crew based upon a pre-season estimated value per product applied to actual production and actual roe value achieved by their vessel. Quota purchase costs, the second largest operating cost after crew compensation, are calculated as an amount per ton harvested and are incurred when we purchase quota from our Alaska Community Development Group partners, catcher vessel owners and other third party fishery participants. Product freight is incurred when we transport the product to either our customer or a cold storage facility. Storage costs are incurred for product warehoused in a storage facility.

Other Seafood Products Expenses. Operating costs related to our other seafood products operations are principally comprised of the cost of raw material purchases and labor. In addition, these costs include depreciation expense related to equipment and facilities used for processing and transportation.

Seasonality

The U.S. Bering Sea pollock fishery is split into two distinct seasons, known as the “A” and “B” seasons. The “A” season opens in January and typically ends in April. During the “A” season, pollock are spawning and therefore typically carry more high-value roe, making this season the more profitable one. During the “A” season, we also produce other primary products, such as surimi and fillet blocks, although yields on these products are slightly lower in “A” season compared to “B” season due to the prioritization of roe production during processing in the “A” season. Although the “A” season typically accounts for approximately 40% of our year’s total pollock harvest measured by weight, it represents a substantially larger portion of our revenue generated in the same period due to the higher value of roe that is recovered during the “A” season.

The pollock “B” season occurs in the latter half of the year, typically beginning in July and extending through the end of October. The primary products produced in the “B” season are surimi and fillet blocks. The “B” season typically accounts for approximately 60% of our year’s total pollock harvest when measured by weight.

The freezer-longliner Pacific cod fishery is divided into two seasons. Of the annual quota, 60% is allocated to the “A” season and the remaining 40% is allocated to the “B” season. The “A” season typically begins on January 1st and runs until the season quota is caught, and the “B” season typically begins in mid August and runs until the season quota is caught.

The table below shows the Company’s quarterly dispersion, in terms of percentage, for net sales and gross profit for the years ended December 31, 2001, 2002 and 2003:

	“A” Season		“B” Season
	Q-1	Q-2	Q-3	Q-4
Revenue:
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

Overview of Operating Results and Recent Developments

Revenue increased by $6.2 million, or 7.1%, in the third quarter of 2004 as measured against the comparable prior year quarter due to increased ocean harvested whitefish sales volume compared to the 2003 period. Operating profit during the third quarter of 2004 was $7.6 million, reflecting a decline of $2.1 million, or 21.9%, compared to our operating profit during the comparable period of 2003. This decrease in quarterly operating profit was primarily due to the $7.2 million write off of goodwill initially recorded in connection with the acquisition of the assets of Southern Pride Catfish LLC and Southern Pride Catfish Trucking, Inc. (collectively, “Southern Pride”), partially offset by the reversal of equity-based compensation of $3.9 million. Excluding a $6.8 million decrease in equity-based compensation and the approximately $7.2 million write off of goodwill, our operating profit decreased $1.7 million, or 13.7%, compared to the prior year period. This decrease in operating profit was largely due to lower average pollock surimi prices and lower catfish profit margins, partially offset by increased sales volume of certain pollock block products.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenue. Revenue for the three months ended September 30, 2004 increased $6.2 million, or 7.1%, to $93.0 million from $86.8 million for the three months ended September 30, 2003. Ocean harvested whitefish revenue for the three months ended September 30, 2004 increased to $56.7 million from $53.8 million in the prior year quarter, an increase of $2.9 million, or 5.4%. This increase reflected the additional product availability due to the the purchase of additional CDQ. This increase was partially offset by lower prices for certain pollock products during the three months ended September 30, 2004 when compared to the comparable prior year period. Other seafood products revenue for the current period increased $3.3 million, or 10.0%, to $36.3 million from $33.0 million for the three months ended September 30, 2003. The increase in other seafood products revenue reflected increased catfish sales prices and increased scallop sales volumes during the third quarter of 2004.

Cost of Sales. Cost of sales for the three months ended September 30, 2004 increased $6.2 million, or 10.4%, to $65.8 million from $59.6 million for the three months ended September 30, 2003. Ocean harvested whitefish cost of sales for the three months ended September 30, 2004 increased $2.1 million, or 7.0%, to $32.2 million from $30.1 million for the three months ended September 30, 2003, primarily due to the increased volume of ocean harvested whitefish sales, a slight decrease in flesh recovery rates for the three month period ended September 30, 2004 when compared to the comparable prior year period and the increase in CDQ purchases. Other seafood products cost of sales for the three months ended September 30, 2004 increased $4.0 million, or 13.5%, to $33.6 million from $29.6 million for the three months ended September 30, 2003, primarily as a result of increased costs to purchase catfish from farmers, which increased approximately 29.2% on a per pound basis from the prior year, and due to a reduction of catfish yields of approximately 1.4% from the prior year. The lower yields are largely due to processing smaller, less meaty fish resulting from the irregular feeding patterns of catfish farmers.

Gross profit. Gross profit remained constant at $27.2 million for both the three months ended September 30, 2003 and 2004, and gross profit as a percent of revenue decreased to 29.2% from 31.3% for the comparable prior year period. Ocean harvested whitefish gross profit increased to $24.5 million from $23.7 million during the third quarter of 2004 as compared to the same period of the prior year and decreased as a percentage of revenue for the three months ended September 30, 2004 to 43.2% from 44.1% in the comparable prior year period. The decline in ocean harvested whitefish gross profit as a percentage of revenue resulted from lower sale prices for certain of our pollock products that began to develop in the second half of 2003, the increase in CDQ purchases, and a slight decrease in recovery rates when compared to the prior year quarter. Other seafood products gross profit for the three months ended September 30, 2004 decreased to $2.7 million from $3.5 million during the third quarter of 2003. Other seafood products gross margins as a percentage of revenue for the three months ended September 30, 2004 declined to 7.3% as compared to 10.5% for the same period in 2003 due primarily to reduced margins on catfish sales as a result of the increased costs to purchase catfish from farmers and lower yields.

Selling, General and Administrative Expenses. For the three months ended September 30, 2004, selling, general and administrative expenses, including equity-based compensation, decreased $4.8 million, or 31.2%, to $10.6 million from $15.4 million for the three months ended September 30, 2003. This decrease was primarily due to the decline in equity-based compensation of $6.8 million resulting principally from a decline in the estimated fair value of the equity units of American Seafoods, L.P., our indirect parent (ASLP), as a result of the abandoned initial public offering of income deposit securities (IDS) and subordinated notes and is reflective of the fact that ASLP equity options are subject to variable rather than fixed accounting treatment. Excluding equity-based compensation, selling, general and administrative expenses increased $2.0 million, or 16.0%, to $14.5 million from $12.5 million for the three months ended September 30, 2004 and 2003, respectively. This increase is primarily due to a $1.7 million increase in freight and handling costs related to products sold to customers as a result of the increase in sales volumes of ocean harvested whitefish.

Amortization of Cooperative Rights and Intangibles, and Depreciation of Other Assets. Amortization includes the amortization related to cooperative rights and other intangible assets. Amortization and depreciation of other assets for the three months ended September 30, 2004 was $1.8 million, declining from the amount recorded in the comparable prior year period of $2.1 million primarily as a result of a change in the estimated life of certain fishing rights.

Write off of Goodwill. During the three months ended September 30, 2004, we wrote off approximately $7.2 million of goodwill related to our Southern Pride reporting unit.

Interest Expense. Interest expense includes interest incurred on our revolving credit facility, bank debt and 10 1/8% senior subordinated notes. Net interest expense for the three months ended September 30, 2004 decreased $0.5 million, or 5.0%, to $9.5 million from $10.0 million for the three months ended September 30, 2003. This decrease was mainly attributable to a lower average balance on our revolving credit facility for the current period.

Foreign Exchange Gains (Losses), Net. Foreign exchange gain (loss), net for the three months ended September 30, 2004 was $4.7 million compared to ($7.4) million for the comparable period in 2003. This increase of $12.1 million was primarily attributable to realized gains on foreign exchange contract settlements, as well as unrealized gains recognized during the period related to the time value portion of our financial derivatives designated as hedges. The net realized gains were primarily the result of the continued weakness of the USD versus the JPY. The unrealized gains were related to the time value portion of the foreign exchange contracts that result from the interest rate differential between the U.S. and Japan.

Write off of Recapitalization Transaction Costs. During the three months ended September 30, 2004, we incurred a write off of $18.9 million related to the deferred recapitalization transactions costs as a result of the abandonment of our proposed new senior credit facility and initial public offering of IDS and subordinated notes.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenue. Revenue for the nine months ended September 30, 2004 increased $37.1 million, or 11.7%, to $355.2 million from $318.1 million for the nine months ended September 30, 2003. Ocean harvested whitefish revenue for the nine months ended September 30, 2004 increased to $244.3 million from $220.0 million in the prior year, an increase of $24.3 million or 11.0%. This increase reflected the sale of carryover flesh-based pollock inventory from the 2003 “B” season, increased product availability due to the purchase of additional CDQ, and a higher volume of roe sales from “A” season production in 2004 as compared to the comparable prior year period. This increase was partially offset by lower sales prices during the 2004 period as compared to the first nine months of 2003. Other seafood products revenue for the current period increased $12.7 million, or 12.9%, to $110.8 million from $98.1 million for the nine months ended September 30, 2003. The increase in other seafood products revenue reflected increased catfish sales prices and increased scallop sales volumes during the first nine months of 2004.

Cost of Sales. Cost of sales for the nine months ended September 30, 2004 increased $38.5 million, or 18.8%, to $242.9 million from $204.4 million for the nine months ended September 30, 2003. Ocean harvested whitefish cost of sales for the nine months ended September 30, 2004 increased $23.1 million, or 19.6%, to $141.2 million from $118.1 million for the nine months ended September 30, 2003, primarily due to the increased volume of ocean harvested whitefish sales, a slight decrease in recovery rates for the nine month period ended September 30, 2004 when compared to the prior year period, and the increase in CDQ purchases. Other seafood products cost of sales for the nine months ended September 30, 2004 increased $15.3 million, or 17.7%, to $101.7 million from $86.4 million for the nine months ended September 30, 2003, primarily as a result of higher costs we incurred to purchase catfish from farmers, which increased approximately 23.4% on a per pound basis from the prior year period, and due to a reduction of catfish yields of approximately 1.8% from the prior year period. The lower yields are largely due to processing smaller, less meaty fish resulting from the irregular feeding patterns of catfish farmers.

Gross Profit. Gross profit for the nine months ended September 30, 2004 decreased $1.4 million, or 1.2%, to $112.2 million from $113.6 million for the nine months ended September 30, 2003, and gross margin as a percentage of revenue decreased to 31.6% from 35.7% for the comparable prior year period. Ocean harvested whitefish gross profit increased to $103.1 million from $101.9 million during the nine months ended September 30, 2004 as compared to the same period of the prior year and decreased as a percentage of sales to 42.2% from 46.3% in the comparable prior year period. The increase in the amount of ocean harvested whitefish gross profit reflects increased sales volumes. The decline in gross profit as a percentage of revenue resulted from the sale of the carryover flesh-based “B” season pollock inventory that we sold at a lower margin, the lower sales prices for certain of our pollock products that began to develop in the second half of 2003, the increase in CDQ purchases, and a slight decrease in recovery rates when compared to the prior year period. Other seafood products gross margins decreased $2.6 million to $9.1 million during the first nine months of 2004 as compared to $11.7 million from the same period of the prior year. Other seafood products gross margins as a percentage of revenue for the nine months ended September 30, 2004 declined to 8.2% as compared to 11.9% for the same period in 2003 due primarily to reduced margins on catfish sales as a result of the increased costs to purchase catfish from farmers and lower yields.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2004, selling, general and administrative expenses, including equity-based compensation, decreased $1.1 million, or 2.4%, to $45.7 million from $46.8 million for the nine months ended September 30, 2003. This decrease was primarily attributable to the decline in equity based compensation of $7.0 million resulting principally from a decline in the estimated fair value of the equity units of ASLP and is reflective of the fact that ASLP equity options are subject to variable rather than fixed accounting treatment. This amount was partially offset by a $5.6 million increase in freight and handling costs related to products sold to customers as a result of the increase in sales volumes.

Amortization of Cooperative Rights and Intangibles, and Depreciation of Other Assets. Amortization and depreciation of other assets for the nine months ended September 30, 2004 was $5.3 million, declining from the amount recorded in the comparable prior year period of $6.1 million primarily as a result of a change in the estimated life of certain fishing rights.

Write off of Goodwill. During the nine months ended September 30, 2004, we wrote off approximately $7.2 million of goodwill related to our Southern Pride reporting unit.

Interest Expense. Net interest expense for the nine months ended September 30, 2004 decreased $0.7 million, or 2.4%, to $28.7 million from $29.4 million for the nine months ended September 30, 2003. This decrease was mainly attributable to a lower average balance on our revolving credit facility for the current period.

Foreign Exchange Gains, Net. Foreign exchange gains, net for the nine months ended September 30, 2004 was $2.6 million compared to $0.9 million for the comparable period in 2003. This increase of $1.7 million was primarily attributable to realized gains on foreign exchange contract settlements, partially offset by unrealized losses recognized during the period related to the time value portion of our financial derivatives designated as hedges. The net realized losses were primarily the result of the continued weakness of the USD versus the JPY. The unrealized losses were related to the time value portion of the foreign exchange contracts that result from the interest rate differential between the U.S. and Japan.

Write off of Recapitalization Transaction Costs. During the nine months ended September 30, 2004, we incurred a write off of $18.9 million related to the deferred recapitalization transactions costs as a result of the abandonment of our proposed new senior credit facility and initial public offering of IDS and subordinated notes.

Liquidity and Capital Resources

Overview

Our short-term and long-term liquidity needs arise primarily from: interest payments due on debt which are expected, based on our current capital structure, to be between $13.0 million and $14.0 million for the last three months of 2004 (exclusive of the amortization of deferred financing costs); scheduled principal repayments on debt of approximately $3.8 million for the last 3 months of 2004, $16.7 million in 2005, $19.5 million in 2006, $55.1 million in 2007, $30.3 million in 2008 and $375.6 million thereafter; capital expenditures, which are expected to be approximately $11.0 million in both 2004 and 2005; potential acquisitions; and working capital requirements arising as a result of the seasonality of our business and as may be needed to support business growth. We expect to fund our liquidity needs primarily with cash generated from operations and, to the extent necessary, through additional borrowings under our revolving line of credit, which matures in 2007.

Historical Cash Flow

Cash flow from operating activities was $30.2 million and $43.0 million for the nine months ended September 30, 2003 and 2004, respectively. This increase reflects the generation of cash through the sale of inventory and the timing of collecting such sales, which is partially offset by the use of cash for payment of outstanding payables.

Cash used in investing activities was $10.1 million and $12.3 million for the nine months ended September 30, 2003 and 2004, respectively. This increase was primarily due to a $1.5 million increase in property, vessels and equipment purchases during the first nine months of 2004 as compared to the same period in 2003 and due to our January 2004 purchase, for $1.8 million, of the remaining minority ownership interest of Pacific Longline

Company LLC. This amount is partially offset by the Company exercising its option to purchase the Rebecca Ann Fisheries, Inc. fishing rights in 2003 for $1.0 million.

Cash used in financing activities was $23.4 million and $34.1 million for the nine months ended September 30, 2003 and 2004, respectively. The increase in cash used in financing activities primarily reflects net payments of $7.0 million on our revolving line of credit during the period ended September 30, 2004 as compared to $37.0 million of net borrowings under the line of credit during the comparable prior year period, partially offset by reduced principal payments on long term debt of $19.3 million during the nine months ended September 30, 2004 as compared to principal payments of $45.2 million during the comparable 2003 period. Our senior credit facility requires us on an annual basis and within 90 days of our year end to make an “excess cash flow payment” as defined in the agreement. This payment, if required, is applied to the principal balance of our term debt. Excess cash flow payments were $33.4 million and $8.3 million during the nine months ended September 30, 2003 and 2004, respectively.

We had $2.0 million of cash and cash equivalents at September 30, 2004. We believe that cash generated from operations and borrowing capabilities under our revolving credit facility will be sufficient to meet our liquidity requirements in the foreseeable future.

Other Factors Impacting Liquidity

Foreign Exchange Contracts. Our liquidity is impacted by unrealized losses sustained by our portfolio of foreign exchange contracts. A majority of these contracts have been executed with a financial institution that requires collateralization of unrealized losses sustained by the portfolio above $17.5 million. At September 30, 2004, collateral against these contracts was $5.0 million, which was comprised of a standby letter of credit in the same amount.

During the first quarter of 2004, primarily in order to stabilize the value of our portfolio of foreign exchange contracts in connection with the credit agreement contemplated in the IDS transaction, we placed standing orders to forward purchase JPY should the JPY strengthen to certain spot rates. During the first nine months of 2004, three of these standing orders, each with notional amounts of $125.0 million and maturity dates of July 30, 2004, were executed. Two of these contracts were effectively cancelled and one partially offset with no significant cost, gain or loss to us. All of these aforementioned contracts matured and were settled on July 30, 2004 for a net loss of approximately $1.9 million. In addition to further stabilize our foreign exchange portfolio valuation, we entered into additional contracts with an aggregate notional value of $137.5 million in July 2004 with maturity dates ranging from September 30, 2004 to March 30, 2006. These contracts are not designated as hedges for accounting purposes, so all gains and losses relating to these contracts are recorded in our earnings. On October 26, 2004, we sold our positions on the remaining open contracts for a gain of approximately $2.0 million.

In August 2004, we entered into variable to fixed-rate cross currency interest swap contracts with an aggregate notional value of $75.0 million in anticipation of the completion of the offering of IDS and subordinated notes. Under the terms of these contracts, we pay a fixed rate of interest in JPY and receive payments on a variable rate of interest in USD based on the three-month LIBOR rate. The objective of these instruments was to reduce our exposure to interest rate risk related to our new credit facility that was to have been in place upon consummation of the IDS offering and to provide additional risk management against Japanese currency fluctuations related to our JPY sales to Japan. As these contracts have not been designated as hedges, and thus are considered to be speculative in nature, any gains and losses, including any unrealized gains and losses, will be recognized in our earnings. On September 27, 2004, we terminated one of the cross currency swaps with a notional amount of $15.0 million for a nominal fee. As of September 30, 2004, we were party to cross currency swap contracts with an aggregate notional amount outstanding of $60.0 million. The fair value of these outstanding contracts at September 30, 2004 was an unrealized loss of approximately $1.2 million.

Write off of Recapitalization Transaction Costs. On October 5, 2004, American Seafoods Corporation (ASC), our wholly owned subsidiary, withdrew its registration statement on Form S-1 relating to its initial public offering of IDS and subordinated notes. The initial registration statement was filed in May 2003 and ASC withdrew the offering from the market in August 2004 due to poor market conditions. On September 30, 2004, ASC definitively determined that it was probable that it would not proceed with the initial public offering and the proposed new senior credit facility and, as a result, we recorded a charge of $18.9 million related to the write off of estimated deferred IDS offering costs in the third quarter of 2004.

Our Indebtedness

Credit Facility. In connection with our April 2002 recapitalization, we entered into a senior credit agreement with a syndicate of banks, the administrative agent of which is Bank of America, N.A. Our credit agreement consists of a $75.0 million revolving credit facility and $370.0 million in term loans ($90.0 million Term A and $280.0 million Term B). Our obligations under the credit facility are secured by substantially all of our assets.

The senior credit facility requires us to meet certain financial tests, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. In addition, our senior credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, liens and encumbrances, changes in the nature of our business, investments, dividends and other restricted payments, prepayments of certain indebtedness, certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. Such restrictions could limit our ability to respond to certain market conditions, meet our capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. In December 2003, we obtained an amendment to our senior credit facility debt covenants at a cost of $0.6 million that, among other things, adjusted the required leverage ratio as of December 31, 2003 and March 31, 2004. But for this amendment, our leverage ratio as of December 31, 2003 would have exceeded the levels required to maintain compliance with the leverage ratio covenant under the senior credit facility.

Effective September 29, 2004, we entered into another amendment to our credit facility that, among other things, (1) permitted the sale of notes of up to $180.0 million in proceeds by our parent company, ASG Consolidated LLC (ASGC) and its wholly owned subsidiary (Issuers) and the intended use of proceeds, (2) permitted the formation of the Issuers of the $196.0 million senior discount notes and provides for guarantees by the Issuers of our obligations under the credit facility and a pledge of ASGC’s ownership interests in ASG to secure the guarantee, (3) permitted the sale of certain distribution-related assets of Southern Pride up to an aggregate fair market value of $7.5 million, (4) amended the required leverage ratio beginning September 30, 2004 and made other covenant modifications to provide necessary covenant relief to us primarily due to recent adverse surimi prices and a decline in the performance of our catfish operations and (5) excluded certain offering costs we have incurred from the definition of Adjusted EBITDA. For the purposes of the credit facility, Adjusted EBITDA is defined as earnings before net interest expense, income tax benefit or provision, depreciation, amortization, unrealized foreign exchange and other derivatives gains or losses, loss from debt repayment and related write offs, equity-based compensation, certain costs related to financing activities, the write off of offering costs related to our proposed new senior credit facility and initial public offering of IDS and subordinated notes, and the write off of goodwill associated with the Southern Pride reporting unit. But for this amendment, our leverage ratio as of September 30, 2004, would have exceeded the levels required to maintain compliance with the leverage ratio covenant under the Credit Agreement.

ASG’s Senior Subordinated Notes. On April 18, 2002, we completed a private offering of $175.0 million principal amount of 10 1/8% Senior Subordinated Notes due 2010, which we refer to as our senior subordinated notes. A registration statement under the Securities Act registering these notes became effective on October 15, 2002. On November 20, 2002, we completed our exchange offer of the privately placed notes for SEC registered notes. All of the privately placed notes were exchanged for registered notes. The indenture, dated as of April 18, 2002, among ASG, the guarantors and Wells Fargo Bank Minnesota, National Association, as trustee, contains provisions that define the rights of holders of the SEC registered notes. We were in compliance with the covenants in the amended indenture governing our 10 1/8% subordinated notes at September 30, 2004.

Capital Expenditures

The majority of our capital expenditures relates to our catcher-processor fleet and include items such as fishing gear, improvements to vessel factory processing equipment and major scheduled shipyard maintenance. Capital expenditures have been funded from cash flows from operations and borrowings under our credit facility. Major scheduled shipyard maintenance costs relate principally to our periodic overhauls and replacements performed generally on a three-year cycle. These costs are capitalized and depreciated over the period through the next scheduled major shipyard maintenance session.

We estimate that we will have capital expenditure requirements averaging $11.0 million per year over the next five years. For the nine months ended September 30, 2003 and 2004, our capital expenditures were $9.0 million and $10.5 million, respectively. This increase is primarily attributable to the timing of major scheduled shipyard maintenance and vessel equipment upgrades. In addition to capital expenditures, we spent $7.2 million and $6.3 million on vessel maintenance, which was expensed during the nine months ended September 30, 2003 and 2004, respectively.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim condensed financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Foreign exchange contracts. We record gains and losses on foreign currency transactions following Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. Foreign exchange contracts are used to hedge the variability of future cash flows associated with JPY-denominated sales due to changes in foreign currency exchange rates. The effectiveness of the hedged transactions is measured by changes in spot rates and the gain or loss resulting from the change in time value is recognized currently in earnings. The unrealized gains and losses resulting from the change in spot rates, or the effective portion, are recorded in other comprehensive income. These gains and losses are recognized in revenue when the forecasted sales occur. Gains and losses resulting from the ineffective portion of the hedge, including the time value component of the contract, are recognized currently in earnings.

Our profitability depends in part on revenue received in JPY as a result of sales in Japan. During 2003, our Japanese sales represented 24.9% of our total revenue. A decline in the value of the JPY against the USD would adversely affect our earnings from sales in Japan. Fluctuations in currency are beyond our control and are unpredictable. From January 1, 2003 through December 31, 2003, the value of the USD decreased by 9.9% against the JPY, from 118.64 JPY per USD to 106.91 JPY per USD. Through the first nine months of 2004, the value of the USD increased by 3.0% against the JPY, from 106.91 JPY per USD to 110.16 JPY per USD. While we conduct hedging activities to mitigate the risk of currency fluctuations, these hedging activities may not be sufficient to provide complete protection against loss and, accordingly, any such fluctuations could adversely affect our revenue, operating results and liquidity.

Acquisitions and pushdown accounting. On January 28, 2000, Centre Partners and others through ASLP acquired our business in a transaction accounted for as a purchase. Accordingly, all of our assets and liabilities were recorded at their estimated fair market values as of the date of the acquisition. In December 2002, we acquired the net assets of Southern Pride and, in January 2004, we acquired the minority ownership interest in Pacific Longline Company. A portion of the net book value of our property and equipment and intangible assets represents amounts allocated to those assets as part of the allocation of the purchase price in the acquisitions. The allocation of the purchase price in a business combination under the purchase method of accounting is subjective. Management is required to estimate the fair values of assets and liabilities as of each acquisition date. The excess purchase price over the fair value of the net assets acquired was recorded as goodwill. We review the carrying value of goodwill annually and when events and changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations.

The goodwill resulting from the purchase by ASLP has been recorded in our financial statements. In addition, expenses incurred by our parent have been recorded in our financial statements to the extent that such expenses related to or benefited our operations.

In the third quarter of 2004, we determined that it was more likely than not that the carrying value of net assets, including goodwill, at Southern Pride, our wholly owned catfish processing reporting unit, exceeded the fair value of the reporting unit. Southern Pride’s recent operating results have not met our expectations, primarily as a result of increased fish costs paid to catfish farmers combined with lower processing yields. We engaged a valuation firm to help us determine the fair value of Southern Pride as of August 31, 2004 and determine the amount of goodwill impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets. Pursuant to SFAS 142, we recorded an impairment charge of $7.2 million in the third quarter of 2004, which represents the entire carrying amount of goodwill associated with Southern Pride.

Cooperative rights. An identifiable intangible asset, cooperative rights, was recorded at its estimated fair value of $138.2 million in connection with the acquisition of our business on January 28, 2000. This estimated fair value was determined using a discounted cash flow analysis by comparing the expected discounted cash flows under the cooperative system to the cash flows under the former “Olympic” style system, which meant that any vessel licensed to operate in the fishery harvested as much fish as possible until the fishery’s aggregate seasonal quota allocation had been reached.

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

Write off of Costs Related to Initial Public Offering. In May 2003, ASC, our wholly owned subsidiary, filed a registration statement on Form S-1 relating to its proposed initial public offering of IDS and subordinated notes. We withdrew this offering from the market in August 2004 due to poor market conditions. On September 30, 2004, we definitively determined that it was probable that it would not proceed with the initial public offering and, as a result, we recorded a charge of $18.9 million of deferred costs related to the IDS offering and our proposed new senior credit facility in the third quarter of 2004. On October 5, 2004, ASC withdrew its registration statement.

Equity-Based Compensation. Certain of our employees have equity-based compensation arrangements under which they received options to acquire partnership units of ASLP. We follow the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, to account for equity-based compensation. The related compensation cost has been pushed down to our financial statements, and the deferred compensation has been recorded as a related party payable. We determine the amount of equity-based compensation recorded under APB 25 based on the excess of the fair value of ASLP’s partnership units above the exercise price of the option on the applicable measurement date, which is generally the date that the number of units subject to the option and the option exercise price becomes fixed. As all of the options under the plan are accounted for using variable accounting under APB 25, we continue to adjust compensation expense for changes in the estimated fair value of the underlying ASLP units through the date of exercise, forfeiture or cancellation. Since ASLP’s partnership units are not publicly traded, we estimate their fair value based on current operating results and the historical relationship of these results to the sales price of ASLP’s previous equity offerings, comparable industry information, and our expectations with respect to the sales price of our securities in proposed or contemplated future transactions.

These options were granted with various vesting requirements. Series A options vest over time, and compensation expense is recognized over the vesting period. Series C, D and F options vest based on the achievement of performance targets relating to a specified internal rate of return and exit of its investment by a significant shareholder, and compensation expense is recognized for these options when achievement of the performance targets is probable. Series E options vest based on the achievement of performance targets relating to specified earnings before interest, tax, depreciation and amortization (Options EBITDA) targets, and compensation expense for these options is recognized ratably over the vesting period based on the number of options expected to vest. For the purposes of option vesting achievement, Options EBITDA is defined as earnings before net interest expense, income tax benefit or provision, depreciation, amortization, unrealized foreign exchange and other derivatives gains or losses, loss from debt repayment and related write offs, equity-based compensation, and other non-cash income or expense.

On October 19, 2004, the Issuers entered into an agreement to sell notes of up to $180.0 million in proceeds. A portion of the offering proceeds from the senior discount notes was distributed to our ultimate equity holders and accelerated the vesting of certain outstanding options held by our employees under the ASLP Year 2000 Unit Option Plan. Specifically, all outstanding Series A awards, 50% of the Series C and D awards and approximately 14.6% of the Series E awards will be deemed to vest and be exercised immediately prior to the distribution. No series F awards will be deemed to vest. The acceleration of the options will result in the recognition of compensation costs. In addition, in order to compensate for the reduction in value caused by the distribution, the exercise prices of the remaining outstanding Series E and F options will be reduced to an amount equal to the greater of (i) the current exercise prices reduced by $96.38 or (ii) the fair market value of the underlying units after the distribution, and a cash payment will be paid to holders of the remaining outstanding unvested Series C and D options in the amount of $96.38 per remaining outstanding unvested unit. In addition, holders of unvested series E and F options who are still employees of ASLP or its subsidiaries at the time of exercise will receive a payment to cover their tax liability in connection with the exercise of their options, which will not exceed $50.00 per unit. The modification to the terms of the unvested Series E and F options will result in future compensation costs in excess of amounts that would have been recorded absent the modification. Compensation cost, if any, for the unvested Series C, D, E and F options will be recognized to the extent their respective vesting targets are probable.

Option holders have also been offered an alternative to the accelerated vesting of their options as outlined above. Those option holders who elect this alternative would receive pro-rata vesting of their Series A options based on their service period through October 20, 2004, receive 50% vesting of their outstanding C and D options, receive vesting on all other options to the extent that they would have received vesting under an acceleration event, and receive a reduction in the exercise price on all options that have an exercise price in excess of the fair market value of the units after the distribution to an amount equal to the greater of (i) the current exercise price reduced by $96.38 or (ii) the fair market value of the underlying units after the distribution. In addition, holders of unvested series E and F options who are still employees of ASLP or its subsidiaries at the time of exercise will receive a payment to cover their tax liability in connection with the exercise of their options, which will not exceed $50.00 per unit. As all of these modifications are considered to be effective after the completion of the distribution to the Company’s ultimate equity holders, the option holders that choose this alternative would not participate in any of the distribution of proceeds from the offering. All option holders were presented with these two alternatives on October 29, 2004 and are required to choose between these two alternatives no later than November 26, 2004.

Valuation Accounts. We have three valuation accounts recorded on our balance sheet. The allowance for doubtful accounts reflects management’s estimate of potential losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. It is our policy to write off accounts as collectibility becomes remote. The allowance for doubtful accounts balance was approximately $0.7 million at December 31, 2003 and $0.6 at September 30, 2004. Total bad debt write-offs for the nine months ended September 30, 2004 were approximately $0.4 million. We also had an allowance of $2.0 million, which represents approximately 50% of the related balance, recorded at December 31, 2003 and September 30, 2004 for a receivable due from one of our insurance providers, which filed for bankruptcy in March 2001. In addition, we have established an allowance account related to a receivable from a fuel hedge provider that filed for bankruptcy. This allowance was recorded at $0.2 million at December 31, 2003 and September 30, 2004, which represents approximately 80% of the related balance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Pricing

Prices for certain of our pollock products are subject to variability. For example, the sale of pollock roe is our highest margin business. The price of pollock roe is heavily influenced by the size and condition of roe skeins, color and freshness and the maturity of the fish caught. In addition, pollock roe prices are influenced by anticipated Russian and U.S. production and Japanese inventory carryover, as pollock roe is consumed almost exclusively in Japan. A decline in the quality of the pollock roe that we harvest or fluctuations in supply could cause a decline in the market price of pollock roe, which would reduce our margins and revenue. Average roe prices per kilogram were 2,247 JPY, 1,906 JPY and 1,778 JPY for the years ended 2001, 2002 and 2003, respectively. In addition, our grade-by-grade roe prices for the 2004 “A” season indicated that roe prices this year were generally in-line with comparable prior year roe prices, although we produced a lower grade mix of roe for the 2004 “A” season as compared to the prior year. While pollock roe prices have experienced volatility in recent years, on a recovery and grade-mix adjusted basis, roe prices have remained relatively stable except in the year 2000, which was an unusual year due largely to market conditions. A decline in the market price of our pollock surimi product could also adversely influence our revenue and margins as pollock surimi is one of our major products. In addition to grade mix, pollock surimi prices are influenced by factors such as Japanese inventory levels and seasonal production from the U.S. and Russian pollock fisheries. Over the past five years, our grade-mix adjusted average surimi prices have generally fluctuated within a range of 200 to 300 JPY per kilogram. For the nine months ended September 30, 2004, our overall average pollock surimi prices fell below the low end of this range reflecting a decline of approximately 25% as compared to the same period in 2003, primarily due to the overall decline in surimi market prices as well as our sales of a greater percentage of lower quality surimi. Average surimi prices per kilogram for our JPY-denominated sales, grade-mix adjusted, were 212 JPY, 278 JPY and 222 JPY for the years ended 2001, 2002 and 2003, respectively.

Foreign Currency, Interest Rate and Commodity Hedging

We are exposed to cash flow and earnings risk from certain changes in the JPY foreign currency exchange rate, interest rates and diesel fuel prices. To mitigate the risk related to these factors, we utilize forward currency contracts, interest rate caps and other derivative instruments, principally futures contracts. As of September 30, 2004, we had open foreign exchange contracts maturing through June 30, 2008 with total notional amounts of $600.8 million, including $150.0 million subject to extension agreements, and options to enter forward exchange contracts with notional amounts of $27.5 million.

Prior to the acquisition of our business by Centre Partners in January 28, 2000, Aker RGI ASA, or Aker, the parent of Norway Seafoods, had entered into a currency forward transaction with Sparebanken NOR and a forward transaction with Den norske Bank ASA. On January 28, 2000, in connection with the acquisition of our business, Aker entered into an agreement with us whereby Aker is obligated to pay us all amounts less a nominal fee that Aker receives from Sparebanken NOR or Den norske Bank ASA, and we are obligated to pay Aker all amounts that Aker must pay to Sparebanken NOR or Den norske Bank ASA. Aker also had, as of September 30, 2004, exercisable foreign currency options with Sparebanken NOR with total notional amounts of $34.4 million maturing through July 29, 2005. Pursuant to the January 28, 2000 agreement, Aker is obligated to pay us all amounts less a nominal fee that Aker receives from Sparebanken NOR, and we are obligated to pay Aker all amounts that Aker must pay to Sparebanken NOR. These options will become forward foreign currency exchange contracts at our election.

In connection with our foreign currency forward exchange contracts, as of September 30, 2004, we also had agreements to extend foreign exchange agreements that expire between March 2006 and December 2007 and between September 2006 and March 2008. These extension agreements would become binding and effective only if the spot rate falls below a pre-specified level (trigger) on or before December 2005 (with respect to the extension agreements that expire between March 2006 and December 2007) or March 2006 (with respect to the extension agreements that expire between September 2006 and March 2008), respectively. If the spot rate does not reach the trigger on or before December 2005 or March 2006, respectively, then neither we nor the counterparty shall have any right or obligation with respect to any of these extension agreements. The trigger for each of these extension agreements is 99.00 JPY per USD and the notional amounts of these extension agreements are $150.0 million.

At December 31, 2003, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to sell JPY, which had total notional amounts of $642.1 million and were staggered over a rolling 48-month timeframe, to changes in exchange rates. A hypothetical adverse JPY exchange rate movement of 1% against our forward foreign exchange contracts would have resulted in a potential loss in fair value of these contracts of approximately $6.6 million. All such losses on these forward foreign exchange contracts would be substantially offset by gains on the underlying JPY sales that we have hedged. We have certain collateralization requirements with a bank representing the majority of these contracts. We are required to post collateral if the market value of our forward foreign exchange contracts drops below a certain level. During the first quarter of 2004, primarily in order to stabilize the value of our portfolio of foreign exchange contracts in connection with the credit agreement contemplated in the IDS transaction, we entered into several foreign exchange contracts to purchase JPY for USD with notional amounts of $125.0 million each, maturity dates of July 30, 2004 and exchange rates ranging from 105.12 JPY per USD to 103.05 JPY per USD. These foreign exchange instruments are considered to be speculative in nature and all realized and unrealized gains and losses are recognized in earnings. Two of these contracts were effectively cancelled at March 31, 2004 and a third was partially offset on April 1, 2004 with no significant cost, loss or gain to us. All of these aforementioned contracts matured and were settled on July 30, 2004 for a net loss of approximately $1.9 million. On July 15, 2004, we entered into additional contracts with notional amounts of $137.5 million to further stabilize our foreign exchange portfolio valuation. These contracts have exchange rates ranging from 109.30 JPY per USD to 104.80 JPY per USD with maturity dates between September 30, 2004 and March 30, 2006. We consider these foreign exchange instruments to be speculative in nature and record all unrealized gains and losses in operations. The net outstanding notional amount at September 30, 2004 was approximately $106.3 million and the unrealized loss on that date was approximately $1.0 million. On October 26, 2004, we sold our positions in these instruments generating a gain of approximately $2.0 million.

In August 2004, we entered into variable to fixed-rate cross currency interest swap contracts with an aggregate notional value of $75.0 million in anticipation of the completion of the offering of IDS and subordinated notes. Under the terms of these contracts, we pay a fixed rate of interest in JPY and receive payments on a variable rate of interest in USD based on the three-month LIBOR rate. The objective of these instruments was to reduce our exposure to interest rate risk related to our new credit facility that was to have been in place upon consummation of the IDS offering, and to provide additional risk management against Japanese currency fluctuations related to our sales to Japan. As these contracts have not been designated as hedges, any unrealized gains and losses resulting from the change in fair value is included in our earnings. On September 27, 2004, we terminated one of the cross currency swaps with a notional amount of $15 million for a nominal fee. As of September 30, 2004, we were party to cross currency swap contracts with an aggregate notional amount outstanding of $60 million. The fair value of these outstanding contracts at September 30, 2004 was an unrealized loss of approximately $1.2 million.

We enter into fuel hedges whereby we pay a fixed price per gallon and receive a floating price per gallon with the payments being calculated on a notional gallon amount. Our policy is to hedge up to approximately 75% of our next 12 month estimated fuel usage and up to approximately 55% of months 13 through 24 estimated fuel usage. As of September 30, 2004, we had open contracts with notional amounts of 1.9 million gallons and terms through November 30, 2004. The objective of the swap agreements is to hedge the variability of future fuel prices. These instruments are considered to be substantially fully effective and, therefore, substantially all unrealized gains and losses are recognized as a component of accumulated other comprehensive income (loss). An adverse change in fuel prices, such as what has occurred in recent months, will not have a material impact on the average fuel price we pay during the term of the open fuel hedge contracts to the extent that our future fuel purchases are hedged. The average hedged price per gallon related to open contracts maturing through November 2004 is lower than comparable market prices per gallon for fuel in 2003 and during the first quarter of 2004.

Interest Rates

Our senior credit facility requires us to hedge the variable interest rate on a portion of the outstanding senior debt to convert such debt to fixed-rate debt. We are required to enter into hedging transactions such that no less than 50% of the aggregate principal amount of the term loans and the senior subordinated notes is effectively fixed rate debt until June 25, 2005.

We have interest rate caps with an aggregate notional amount of $93.5 million. The cap rate is 5.0% and the variable rate is the three-month LIBOR rate. The fair value of these instruments was, in the aggregate, not significant at September 30, 2004. The objective of these agreements is to hedge the variability of future cash flows associated with changes in variable interest rates.

In addition to the interest hedges applicable to our senior debt, interest on the existing senior subordinated notes has a fixed rate. Approximately 54% of our total debt effectively has a fixed interest rate or is hedged by interest rate caps as of September 30, 2004.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them to material information relating to us that is required to be included in our periodic SEC filings. There were no significant changes in our internal controls during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time party to litigation, administrative proceedings and union grievances that arise in the ordinary course of our business. Except as described in previous reports, we do not have pending any litigation that, separately or in the aggregate, would in the opinion of management have a material adverse effect on our results of operations or financial condition. However, given the inherent unpredictability of litigation, it is possible that an adverse outcome could, from time to time, have a material adverse effect on our operating results or cash flows in any particular quarterly or annual period.

Item 6.	Exhibits

Exhibit 10.1	Second Amendment to Second Amended and Restated Credit Agreement, dated as of September 29, 2004, by and among American Seafoods Group LLC and Bank of America, N.A., as administrative agent, issuing lender and swingline lender, Harris Trust and Savings Bank, as documentation agent and the Bank of Nova Scotia as syndication agent.

Exhibit 10.2	Employment Agreement among Matthew D. Latimer, Americans Seafoods Group LLC and American Seafoods, L.P. dated as of August 9, 2004.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SEAFOODS GROUP LLC

Date: November 12, 2004	By:	/S/ BRAD BODENMAN
Brad Bodenman Chief Financial Officer Authorized Officer