Form 10-K
period 2004-12-31
AMERICAN SEAFOODS GROUP LLC
filed 2005-03-31
CIK 1174874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements.” Some of the statements under “Item 1— Business,” “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this annual report may include forward-looking statements that reflect our current views with respect to future events and financial performance. Statements that include the words “may,” “estimate,” “continue,” “expect,” “intend,” “plan,” “believe,” “project,” “anticipate” and similar statements of forward-looking nature identify forward-looking statements.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, all forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include the following:

•	our high degree of leverage and significant debt service obligations;

•	any future changes in government regulation;

•	the highly competitive nature of the seafood industry;

•	the risk of a significant decline in the market price of our products;

•	the risk of a significant decline in the population and biomass of pollock, other groundfish and catfish stocks in the fisheries in which we operate;

•	the risk that prices at which we purchase catfish remain at high levels or increase;

•	environmental conditions and regulations;

•	the risk of increased litigation against us;

•	the risk of a natural calamity affecting the U.S. Bering Sea or any of our vessels;

•	the risk of Japanese currency fluctuations; and

•	other risks that impair our access to and ability to harvest pollock and other whitefish.

We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1.	Business

Unless the context otherwise requires, references to “we,” “us,” “ASG” and “our” refer to American Seafoods Group LLC and its consolidated subsidiaries.

Overview

We are one of the largest integrated seafood companies in the U.S. in terms of revenues. We harvest and process a variety of fish species aboard our sophisticated catcher-processor vessels, our freezer-longliner vessels and at our land-based processing facilities, and market our products to a diverse group of customers in North America, Asia and Europe. In the U.S., we are the largest harvester and at-sea processor of pollock and hake and the largest processor of catfish. Pollock is the world’s highest-volume whitefish harvested for human consumption and accounts for a majority of our revenues. In the U.S., catfish is the basis for a large, commercial aquaculture industry serving major U.S. markets, and according to the Food and Agriculture Organization of the United Nations, or FAO, catfish accounted for approximately 50% of the value of all aquaculture in the U.S. in 2002. In addition, we harvest and/or process additional seafood, including cod, scallops and yellowfin sole. We maintain an international marketing network through our U.S., Japan and European offices and have developed long-term relationships with our U.S. and international customer base.

We operate in two principal operating segments, at-sea processing and land-based processing. The at-sea processing segment includes the harvesting and processing of pollock, cod, hake and yellowfin sole on our vessels while at sea. The land-based processing segment includes the processing of pollock, cod, catfish and scallops at our facilities in Alabama and Massachusetts.

We own and operate a premier modern fleet of seven catcher-processor vessels, which average over 300 feet in length and carry crews of 90 to 125 persons. Our catcher-processors are capable of producing between 110 and 150 metric tons of frozen finished product daily. We produce a variety of products at sea, such as pollock roe (fish eggs), surimi (a fish protein paste used in products such as imitation lobster and crabmeat), fillet blocks, headed and gutted fish and fishmeal.

We own and operate three freezer-longliners, ranging in length from approximately 125 to 140 feet. We acquired the longliners in late 2001 and have since made extensive capital improvements upon all three vessels to increase their operational efficiency. These vessels carry an average of 20 crew members and operate in the U.S. Bering Sea/Aleutian Islands Pacific cod fishery, producing headed and gutted cod sold primarily in the European, Asian and North American markets.

We harvest pollock primarily in the U.S. Bering Sea pollock fishery. According to the Marine Conservation Alliance, this fishery is among the largest and most conservatively managed in the world. In 2004, the Marine Stewardship Council, or MSC, completed a comprehensive four year review of the U.S. Bering Sea pollock fishery and concluded that this fishery met the rigorous MSC criteria as a responsible and sustainably managed fishery. We benefit from the favorable regulatory system that governs pollock fishing in these waters. Under U.S. federal law, the fishery is subject to total allowable catch limitations, quota allocations among the different sectors of participants in the fishery, and rules that give exclusive harvesting rights to specifically identified vessels, with the result that any potential new competitors face significant barriers to entry. We own and operate seven of the 19 catcher-processor vessels permitted to participate in the catcher-processor sector of the fishery. Under the American Fisheries Act, this sector is allocated 40% of the annual directed pollock catch (with 3.4% being allocated to catcher-vessels that deliver to the catch-processors) and, by the terms of the Pollock Conservation Cooperative agreement, a contractual arrangement among the seven companies that own the catcher-processors named in the statute, this percentage is further divided and allocated among the Cooperative members. Within the catcher-processor sector, our allocation for pollock under the Cooperative agreement is nearly 2.5 times larger than that of the second largest Cooperative member.

The U.S. Pacific cod fishery is subject to total allowable catch limitations and quota allocation among the three primary sectors of participants in the fishery: community development quota groups, the fixed gear and the trawl sectors. We participate in the trawl sector with our catcher-processors and participate in the fixed gear sector with our freezer-longliners. Of the total quota, 51% is allocated to the fixed gear sector and of that portion, 80% is allocated to the freezer-longliners. A license limitation program is being enacted and it is expected that there will be 40 to 44 licenses issued to freezer-longliners once the program is finalized. Further efforts to rationalize the cod fishery, such as implementing individual quotas, are currently in process.

We own and operate two catfish processing facilities in Alabama. We purchase catfish from local farmers and do not own any of the catfish farms. We are not controlled by or affiliated with catfish farmers or their co-operatives. We distribute fresh and frozen catfish products to both retailers and foodservice customers throughout several regions in the U.S. In addition, we conduct land-based processing operations at our facility in Massachusetts, where we manufacture products such as breaded seafood portions, fillets and scallops. We distribute these fresh and frozen seafood products to retailers and foodservice customers throughout the U.S.

Corporate History

On January 28, 2000, American Seafoods, L.P. (ASLP) purchased, through its subsidiaries, from Norway Seafoods six catcher-processors, one catcher-vessel, all of the outstanding stock of American Seafoods Company (now referred to as “ASC, Inc.”) and certain assets of Frionor USA (now called “American Seafoods International LLC”). ASC, Inc. was the operator of the six acquired vessels and the owner-operator of one additional catcher-processor vessel. ASG was formed in connection with the acquisition. The acquisition was accounted for as a purchase, and all of the debt, assets and goodwill and other intangible assets relating to the acquisition have been “pushed down” to the balance sheet of ASG. The purchase accounting resulted in all assets and liabilities being recorded at their estimated fair values on the date of acquisition. The aggregate purchase price for the acquisition was $477.9 million, including acquisition costs.

In August 2001, we, along with two other partners, formed Pacific Longline Company (PLC) in order to acquire three freezer-longliner vessels. Our initial ownership through this transaction was 60% of PLC. Effective January 1, 2004 we purchased the third party minority interest in PLC and increased our ownership to 100%. PLC harvests and processes primarily Pacific cod in the U.S. Bering Sea.

Effective December 16, 2002, we purchased substantially all of the assets of Southern Pride Catfish Company (now known as Southern Pride Catfish Company LLC). Southern Pride Catfish Company LLC and its subsidiary, Southern Pride Catfish Trucking, Inc., are engaged in the business of catfish harvesting, processing and distribution. The acquired assets included, among other things, certain real property, fixtures, equipment, accounts receivable, trade name, customer and other contracts, and cash on hand. The purchase price was approximately $41.8 million in cash. In addition, we assumed substantially all of the liabilities of Southern Pride, other than certain specifically excluded liabilities, and paid bank debt of Southern Pride in the amount of approximately $2.4 million.

Business Strategy

Over the past decade, we have become one of the largest integrated seafood companies in the U.S. Today, we are committed to building on our existing harvesting, processing and marketing platforms.

The primary components of our business strategy include the following:

Maximize Pollock Revenues

Our pollock harvesting and at-sea processing operations provide a majority of our revenues. Our strategy to maximize pollock revenues includes:

•	Maximize access to pollock resources. Over the last three years, we have increased our share of the total allowable catch in the U.S. Bering Sea pollock fishery by approximately 12%, largely through increasing our purchases of community development quota from Alaska Community Development Groups. Between 1999 and 2004 our purchase of community development quota increased from 5.0% to 54.0% of the total community development quota. We will continue working to maximize our share of the total allowable catch within the applicable regulatory framework.

•	Optimize product mix to maximize profitability. We will continue our efforts to maximize revenues by optimizing product mix based on global demand and pricing. Each of our vessels is staffed with production managers who coordinate continuously with our marketing department to schedule production between blocks and surimi to optimize product mix and maximize our profitability.

Continue to Diversify Sources of Revenues

We generate most of our revenues from at-sea processing, primarily comprised of pollock-based products. In addition, we participate in a number of other fisheries, such as the hake, cod and yellowfin sole fisheries. We plan to continue expanding our operations in these and other fisheries. With our Southern Pride and Pacific Longline Company acquisitions, we became both the largest catfish processor in the U.S. and a participant in the cod freezer-longliner sector and therefore have significant market positions in pollock, catfish and cod, the top three whitefish species in terms of U.S. human consumption. In addition, we have state of the art processing facilities to produce scallops, a market we entered into in 2001.

Leverage International Marketing Network

We are currently expanding our presence in worldwide seafood markets, with a particular focus on the Asian and European markets, to increase and diversify our customer base and global seafood market share. We have expanded our Japanese office in an effort to increase direct distribution to end-users and to gain an entryway into growing markets such as South Korea and China. We expect that over time, increasing local market presence in Asia will help maintain price stability through long-term contracts, improve production planning, strengthen customer relationships and provide us with marketing and sales advantages. Additionally, we believe that a strong local market presence will provide us with an opportunity to introduce new species and product forms into the Asian market and enhance relationships with distributors in Japan. In 2001, we established a sales office in Denmark to serve the growing European market for pollock block, which in the past has been supplied primarily with Russian pollock. With Russian pollock stocks expected to remain at below average levels in the near term, we believe that our access to pollock resources in the U.S. Bering Sea pollock fishery will provide us with a competitive advantage in implementing our strategy to increase our presence in Europe. Seafood sales to customers in Europe increased from 2.1% of total revenues in 1999 to 16.0% of total revenues in 2004.

Pursue Strategic Acquisitions

We intend to evaluate and selectively pursue accretive opportunities that we believe are strategically important based on their potential to diversify our product and customer base, broaden our distribution network and increase our cash flow.

Industry and Regulatory Overview

According to the FAO, the worldwide production of seafood, excluding aquatic plants, has increased steadily at a compounded annual growth rate of approximately 4% from approximately 19 million metric tons in 1950 to approximately 133 million metric tons in 2002 and is projected to increase slightly from 2003 to 2010, resulting in large part from increasing world population and continued economic growth in developing countries. In 2002, the supply provided by marine and inland fisheries, or capture fisheries, accounted for approximately 93.2 million metric tons, or approximately 70% of that amount. Worldwide seafood production of capture fish has remained stable in recent years. The growth in worldwide seafood production is primarily related to increased fish farming, or aquaculture. From 1990 to 2002, the amount of seafood produced in aquaculture worldwide grew at a compounded annual growth rate of approximately 10% from approximately 13.1 million metric tons to approximately 39.8 million metric tons.

Due to its higher cost per ton of fish produced, aquaculture is used primarily to produce higher value fish species such as catfish and salmon. Aquaculture is not a cost effective alternative for lower value fish species such as pollock or hake.

Capture Fisheries

The following chart provides a brief overview of the different types of fish categories caught in the wild for human consumption and use in 2002, including the different species of groundfish which we harvest. The table indicates the percentage each species represents of the volume of each category harvested from capture fisheries.

[1]	Represents species each accounting for less than 5% of the volume of finished products produced from capture fisheries.

Source: FAO Fishstat Plus Database, 2004.

In 2002, approximately 15.5 million metric tons of whitefish was produced worldwide. The whitefish category includes groundfish (such as pollock, hake and cod), flatfish (such as sole), and the redfish, bass and conger species groups. From 1990 to 2002, the worldwide production of groundfish has fluctuated between 8.4 million and 11.6 million metric tons. We are the largest harvester and at-sea processor of groundfish in the U.S. Pollock, the species representing a substantial majority of our harvest, is the most abundant whitefish and groundfish species in the world.

Aquaculture

The following chart provides a brief overview of the different types of fish categories produced by aquaculture in the U.S. in 2002. In 2002, approximately 30% of the seafood produced worldwide was produced in aquaculture. In 2002, according to the FAO, catfish accounted for approximately 58% of the volume of all aquaculture in the U.S., the primary market in which we sell catfish. We are the largest catfish processor in the U.S.

The following table outlines the percentage each segment represents of total U.S. aquaculture production.

Groundfish

Pollock Fisheries

Pollock accounted for 32% of groundfish produced worldwide in 2002, representing 2.7 million metric tons, which is more than any other groundfish species. The two primary global pollock sources are the U.S. Bering Sea pollock fishery, the primary fishery in which we operate, and the Russian fishery in the Sea of Okhotsk. The pollock biomasses in these U.S. and Russian pollock fisheries are independent of one another, with virtually no co-mingling between these stocks. Pollock stocks in the U.S. Bering Sea pollock fishery have remained relatively stable since 1999, while pollock stocks in Russia have experienced a steep decline in recent years. According to TINRO, Wespestad & Ianelli, the Russian fisheries’ pollock stocks are expected to remain at their current low levels over the next several years, which we believe is attributable to overfishing. As a result, approximately 56% of the pollock produced worldwide in 2002 came from the U.S. Bering Sea pollock fishery, up from 30% in 1999.

Between 2001 and 2004, U.S. pollock quotas have remained relatively stable while Russian pollock quotas have declined. However, the total Russian pollock quota in 2005 increased by 16% from the 2004 level, up to 1,052,250 metric tons. The quota in the Sea of Okhotsk, the primary Russian fishing area, is up compared to 2004 level, by 21%, to 508,000 metric tons.

The map below represents the U.S. Bering Sea pollock fishery and the Russian pollock fishery in the Sea of Okhotsk, our primary competing fishery.

U.S. Pollock Fishery.    According to the Marine Conservation Alliance, the U.S. Bering Sea pollock fishery is one of the healthiest and most responsibly managed fisheries in the world. In contrast to the general world trend of declining groundfish stocks, the U.S. Bering Sea pollock fishery is generally characterized by abundant fish stocks and conservative management. In 2004, the Marine Stewardship Council, or MSC, completed a comprehensive four year review of the U.S. Bering Sea pollock fishery and concluded that the fishery met the MSC criteria for a responsible and sustainably managed fishery. We believe the MSC fishery certification guidelines are among the most rigorous guidelines for fishery management assessment in the world. Since the inception of the MSC review program only eleven fisheries worldwide have received this certification.

The U.S. Bering Sea pollock fishery is highly regulated and only 19 specifically identified catcher-processor vessels, of which we own seven, can participate in the catcher-processor sector of the fishery. Pollock matures relatively quickly, with fish aged three to seven years contributing most significantly to the commercial fisheries. Rapid growth allows a relatively high portion of the pollock biomass to be harvested each year without impacting overall population. According to the National Marine Fisheries Service, the body that conducts pollock stock assessments and recommends sustainable harvest limits in this fishery, approximately 24% of this fishery’s 2005 pollock biomass could have been harvested without causing overfishing to occur. The federal government typically sets harvest limits in the 10% to 20% range, below the levels the National Marine Fisheries Service views as sustainable.

The National Marine Fisheries Service considers the current U.S. Bering Sea pollock population healthy and stable. The National Marine Fisheries Service’s population models for pollock in the U.S. Bering Sea pollock fishery show that between 1993 and 2005, the estimated biomass has averaged approximately 10.7 million metric tons. The following graphic indicates the historical pollock total allowable catch and biomass in the U.S. Bering Sea pollock fishery:

U.S. Bering Sea Pollock Fishery Total Allowable Catch/Biomass

[1]	Source for 1993 to 1998: National Marine Fisheries Service; source for 1999 to 2005: North Pacific Fishery Management Council; Amounts for 1999 and thereafter refer to the total allowable catch for the Eastern Bering Sea only.

[2]	Source for 1993 to 2005: Eastern Bering Sea Walleye Pollock Stock Assessment from Alaska Fisheries Science Center and National Marine Fisheries Service, November 2004.

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

Other Groundfish Fisheries

In addition to harvesting and processing pollock, we participate in the catcher-processor and mothership sectors of the U.S. hake fishery and in the catcher-processor and freezer-longlinger sector for the U.S. Bering Sea Pacific cod fishery. In 2002, the U.S. hake and cod fisheries represented approximately 11% and 18% of the worldwide production of hake and cod, respectively. According to the FAO, from 1990 to 2002, the worldwide production of hake has varied from a low of approximately 1.1 million metric tons in 1992 to a high of approximately 1.7 million metric tons in 1996. Worldwide production of cod has dropped considerably over the last two decades (mostly attributable to a decline in Atlantic cod) from approximately 2.6 million metric tons in 1981 to approximately 1.3 million metric tons in 2002. We believe this decrease in cod led to the spike in cod pricing in the early 1990s and the conversion of most fillet customers to lower-priced, relatively more abundant pollock as a primary source of groundfish. Over the past four years, the U.S. Bering Sea Pacific cod quota has increased nearly 10% from 188,000 metric tons in 2001 to 206,000 metric tons in 2005.

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

Groundfish Consumption

Pollock and cod are the first and third, respectively, largest whitefish species in terms of human consumption. There are three primary markets for groundfish products produced for human consumption: Asia, Europe and North America, representing 30%, 39% and 17%, respectively, of the market in 2001. The Japanese use groundfish primarily to produce surimi (a fish protein paste used in products such as imitation lobster and crabmeat), roe and a variety of fresh-fish products. Consumers in Western Europe and the United States generally purchase groundfish in the form of fresh and frozen fillets, products produced from blocks of fillets and headed and gutted fish.

According to the National Fisheries Institute, through 2003 per capita consumption of pollock has experienced stable growth since 1987 at a compounded annual growth rate of approximately 4.2% per annum.

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

Catcher-processors, such as the vessels we own, harvest and process fish into products, such as roe, fillets and surimi, within hours of catching them, and operate offshore. Catcher-vessels harvest and deliver fish to catcher-processors, motherships and inshore processors for processing. Motherships are at-sea processors which rely on catcher-vessels to harvest and deliver fish to them. Inshore processors operate onshore at fixed-location processing facilities, relying on catcher-vessels to harvest and deliver fish to them.

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

In 2002, 2003 and 2004, we harvested an aggregate of 17.9%, 18.7% and 20.1%, respectively, of the total allowable catch in the U.S. Bering Sea pollock fishery. We are allocated 16.8% of the directed pollock catch under our Cooperative agreements, and we lease the right to harvest another 0.7% of the directed pollock catch from other vessels in our fishery, bringing us to 17.5% of the directed pollock catch (which is the maximum permitted harvesting allocation of the directed pollock catch by any single entity). Our share of the directed pollock catch represented 15.1% of the total allowable catch. We supplemented our share of the directed pollock catch in 2002, 2003 and 2004 by purchasing approximately 28.0%, 36.0% and 54.0%, respectively, of the community development quota (or 2.8%, 3.6% and 5.4%, respectively, of the total allowable catch) from Alaska Community Development Groups, two of which are equity investors in our company.

Catfish

Catfish production has grown steadily since the earliest commercial production began. According to the FAO, worldwide production of catfish was approximately 843,000 tons in 2002, up from 472,000 tons in 1990, representing an increase of approximately 79% over the last 12 years. Of this amount, approximately 61% came from aquaculture and approximately 39% came from capture fisheries.

A large amount of catfish produced in the U.S. comes from independently owned and operated local family farms. The catfish raised in these farms are typically sold to processors, such as ourselves. We purchase catfish from local farmers and do not own any catfish farms. We are not controlled by or affiliated with catfish farmers or their co-operatives. The catfish is processed into various ready to consume products such as fillets, nuggets and marinated and breaded products.

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

Worldwide catfish consumption is concentrated in the U.S., Asia, Africa and, to a lesser degree, in Central Europe. There is very little catfish consumption in Western Europe or Japan. According to the National Fisheries Institute, in the U.S., per capita catfish consumption has surpassed cod and is now the second largest selling whitefish behind pollock. According to the National Fisheries Institute, through 2003 U.S. per capita catfish consumption, like pollock consumption, has experienced stable growth since 1990 at a compounded annual growth rate of approximately 3.8% per annum since 1990. The majority of this growth has occurred in aquaculture, the sector in which we operate.

In the U.S., the catfish market has evolved over the last decade from being a regional commodity, locally produced and consumed predominantly in the southern U.S., to a large, commercial aquaculture industry serving major U.S. markets. In 2002, according to the FAO, catfish accounted for approximately 50% of the value and 58% of the volume of all aquaculture in the U.S. The U.S. catfish industry is concentrated in Alabama, the region in which we operate, as well as Mississippi, Arkansas and Louisiana. We are the largest catfish processor in the U.S., processing approximately 100 million pounds of catfish per year.

Catfish harvests are seasonal, following the warm weather-growing cycle of the fish. Farmers prefer to harvest their ponds at the end of the summer, after the period in which the fish experience their maximum weight gain and before the fish enter a period of slower growth during the winter. The harvest slows modestly during November and December due to reduced demand during the holiday season and picks up again in the beginning of the year. This leads to a seasonal abundance of fish between late summer and early winter, the time of year when catfish prices are usually at their lowest.

Products

There are three steps in preparing pollock for retail sale: harvesting, primary processing and secondary processing. At-sea catcher-processor vessels harvest fish and conduct primary processing to produce products such as fillets, surimi and roe. These products are further refined and packaged for retail sale by secondary processing companies in the United States, Asia (mainly Japan) and Europe, which produce products such as breaded seafood portions, imitation crabmeat and fish sticks.

The sale of pollock roe is our highest margin business. The fish we catch (after extraction of roe, if applicable) is either processed into surimi or fillet blocks. Each fish is first filleted and incremental flesh is removed from the carcass and sent to the surimi line. The fillets are then either inspected and frozen in block form, or minced and used to produce surimi. The manufacturing processes for surimi and fillet blocks generate different quantities of salable product from each fish.

We process fish into the following products:

At-sea processing segment:

•	Roe. Roe is extracted from spawning fish, which are harvested primarily during the winter and spring. Egg sacs are sorted by size and quality and frozen on the vessels. The egg sacs are then salted and dyed by processors in Asia for sale to consumers. We produce roe primarily from pollock and to a lesser extent from cod. We sell roe primarily to large Japanese importers.

•	Block. We produce different types of block products such as skinless, boneless, pin bone out, pin bone in, deepskin and minced blocks. The frozen blocks are cut into different sizes, shapes and weights by our secondary processing operations for conversion into products such as breaded and battered fish sticks and fillets. We sell block produced from pollock, hake and cod. We sell most of our block products to foodservice customers, restaurant chains, retailers or large scale secondary processors in Asia, Europe and North America, including to our land-based processing affiliates.

•	Surimi. Surimi is a tasteless fish paste used as the primary protein in numerous Asian dishes and, to a lesser extent in Europe and the U.S. We produce surimi from pollock and hake. We sell surimi as a commodity to importers and large-scale distributors, who then sell it to processors as a raw ingredient. Outside of Japan, the most recognized surimi products are imitation crab, shrimp, scallops and other similar products. Over 1,000 different products are made from surimi.

•	Fishmeal. Fishmeal is produced from fish by-products, primarily frames, guts and heads of pollock, hake and yellowfin sole. We sell fishmeal primarily in China, Taiwan and Japan, where it is used as the main ingredient in aquaculture feeds.

•	Other. We produce headed and gutted fish from cod and yellowfin sole and sell those products primarily to secondary processors in China for conversion into individual skinless, boneless fillets.

Land-based processing segment:

•	Fresh. We sell fresh catfish and scallops. Catfish is sold to foodservice customers and retailers in the U.S. Fresh scallops are sold in bagged form to wholesalers and high-end restaurants in the U.S.

•	Individually Quick Frozen. Individually quick frozen products are skinless fillets or scallops frozen into individual portions rather than blocks. The individually quick frozen portions are of various sizes and are processed for conversion into “center of the plate” and breaded and battered products. Most of our individually quick frozen products are produced from catfish and scallops. We sell most of our individually quick frozen products to foodservice customers and retailers in the U.S.

Our product sales value in dollars and as a percentage of total sales including intersegment sales, broken out by product type and geographic region for 2004, in our at-sea processing segment are as follows:

	2004
	Amount of Sales	Percent of Total Sales
	(in millions other than percentages)
Roe	$86.9	30.1%
Block	112.2	38.8
Surimi	74.3	25.7
Fishmeal	12.2	4.2
Other	3.5	1.2

Total	$289.1	100.0%

	2004
	Amount of Sales	Percent of Total Sales
	(in millions other than percentages)
North America	$50.3	17.4%
Japan	124.1	42.9
Europe	68.8	23.8
Asia (other than Japan)	45.9	15.9

Total	$289.1	100.0%

Our product sales value in dollars and as a percentage of total sales including intersegment sales, broken out by product type and geographic region for 2004, in our land-based processing segment are as follows:

	2004
	Amount of Sales	Percent of Total Sales
	(in millions other than percentages)
Individually fresh frozen	$133.6	68.1%
Fresh	62.5	31.9

Total	$196.1	100.0%

	2004
	Amount of Sales	Percent of Total Sales
	(in millions other than percentages)
North America	$188.6	96.2%
Europe	3.8	1.9
Asia (other than Japan)	3.7	1.9

Total	$196.1	100.0%

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

Sales, Marketing and Distribution

Overview

We have an international marketing network with offices in the United States, Japan and Denmark. We market, sell and distribute products for two distinct types of customers: the industrial market and the foodservice/retail market. The products we produce through primary processing on board our catcher-processor vessels are sold as a raw material into the industrial market and used by our customers to produce ready to consume end products. The products we produce through secondary processing at our facility in Massachusetts and at our catfish facilities in Alabama are sold in a ready to consume format to the foodservice/retail markets.

In 2004, industrial customers and foodservice/retail customers comprised approximately 58% and 42% of our revenues, respectively. Our industrial sales force consists of sales representatives and brokers targeting an international group of customers primarily in Asia, Europe and North America regions. Our foodservice and retail sales and marketing operations include a network of approximately 40 brokers throughout the U.S. This network sells and distributes on average in excess of one million pounds of processed, ready to consume catfish, scallops and breaded pollock or cod per week.

The opening of our Copenhagen, Denmark office in 2001 reflects our strategy to build a long-term presence in the European markets that will enable us to capitalize on seafood consumption growth trends in previously underserved markets such as France, Spain, Italy and Germany. In addition, we have expanded our Japanese office in an effort to increase direct distribution to end-users and to gain an entryway into growing markets such as South Korea and China.

In 2004, the MSC completed a comprehensive four year review of the U.S. Bering Sea pollock fishery and concluded that it met the rigorous MSC criteria for a responsible and sustainably managed fishery. The MSC certification allows us to use the MSC ecolabel on our products. Products displaying the MSC ecolabel assure buyers and consumers that the seafood they purchase come from a responsible and sustainably managed fishery.

Industrial Market

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

We generally sell our pollock roe through a combination of direct sales and silent auctions to Japanese industrial customers. Prior to the commencement of the pollock “A” season, we frequently enter into agreements to sell a specified percentage of the roe production from certain vessels to particular customers. In 2004, that percentage was 50% for each of our vessels. Under these agreements, the final sales price for the roe sold to the customers is generally identical to the price at which the remainder of the vessels’ production is sold at auction. Depending on the quantity of production, the roe of the pollock “B” season is sold through a similar procedure, entirely by auction or through direct negotiated sales with major customers.

Through our brand names “Pride of the Sea,” “American Pride” and “Southern Pride Catfish,” we are a well recognized supplier of industrial and secondarily processed products, and we maintain a strong market position in Japan, the United States, parts of Europe and parts of Asia.

Foodservice and Retail Markets

We focus on selling, marketing and distributing seafood products produced in our three secondary processing facilities to the foodservice and retail channels utilizing our own scalable distribution system and a national broker network. We market products such as breaded portions, fresh and frozen fillets, fresh and frozen sea scallops, and single serve portions under our national brands “American Pride,” “Frionor,” and “Southern Pride Catfish,” as well as under private label brands. The majority of our sales are in the foodservice channel and about one third of our products are sold retail through either seafood specialty shops, grocery or club stores. We have increased the retail presence of our products through a recent licensing arrangement with The Walt Disney Company pursuant to which we are offering co-branded frozen seafood products direct to consumers. We market sea scallops in the retail grocery channel under the “Bayside Bistro” and private label brands. Additionally, we intend to capitalize on an industry trend toward fresh and chilled seafood by developing strategic alliances with seafood distributors to supply fresh and chilled seafood, primarily to the seafood counters of retail grocery and club stores. Product mix is about  2/3 frozen and  1/3 fresh. Approximately 45% of our foodservice and retail products are delivered through our own fleet of trucks.

We are increasingly emphasizing direct selling, particularly to national restaurant chains in the growth segments of the foodservice industry. We focus our marketing efforts on a consultative selling approach featuring culinary and resource support that assists customers to develop their seafood businesses. We complement our marketing efforts by developing innovative high quality products that also solve specific customers’ challenges, such as scarce labor and food safety.

Customers

We have established long-term relationships with a number of key customers worldwide. Our customer base includes industrial importers, foodservice distributors, food retailers, restaurants and reprocessing companies.

For surimi and roe products, our customers have primarily been Japanese and South Korean importers and large scale distributors. Over the past few years, we have focused on broadening our customer base and have been building closer relationships directly with key Japanese food manufacturers. We have recently penetrated the growing European surimi market, particularly in France and Spain. The headed and gutted cod product produced aboard our freezer-longliners are primarily sold in the European, Asian and North American markets.

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

With the lower than average levels of Russian pollock supply, we have increased production of pin bone out, pin bone in and minced pollock blocks to capture additional European market share. In addition to the United States, Europe is a primary market for these products. The growth in European block demand led to the establishment of our European office in Copenhagen, Denmark, which leverages our existing relationships with broker alliances.

The table below lists alphabetically our 15 largest customers by revenues in our at-sea processing segment in 2004:

Customer	At-sea Processing Product	Market Segment	Country
Frozen Fish International	Pollock block, deepskin/mince	Retail manufacturer/foodservice	Germany
Gortons of Gloucester	Pollock block, deepskin/mince	Retail manufacturer/foodservice	USA
Hohsui Corporation	Roe	Importer	Japan
Jeka Fish Int	Cod block	Importer/manufacturer	Denmark
Kamerycah Inc.	Roe	Importer	Japan
Kibun Foods USA Inc.	Surimi	Importer/retail manufacturer	Japan
Matsuoka Co. Ltd.	Surimi/roe	Importer	Japan
Nichimo Company Ltd.	Surimi/roe	Importer/retail manufacturer	Japan
Ocean Resource Macao Commercial Offshore	Fishmeal	Importer/manufacturer	China
Osaka Uoichiba Co Ltd.	Surimi/roe	Importer	Japan
Peter Pan Seafoods Inc.	Pollock & Hake surimi	Importer/retail manufacturer	Japan, USA
Pickenpack Hussmann & Hahn	Pollock block, deepskin/mince	Retail manufacturer/foodservice	Germany
Samho America Inc.	Roe	Foodservice-quick service restaurants	Korea
Tokai Denpun	Surimi/roe, fishmeal	Importer	Japan
Youngs Bluecrest SFD	Pollock block, deepskin/mince	Retail manufacturer	United Kingdom

The table below lists alphabetically our 15 largest customers by revenues in our land-based processing segment in 2004:

Customer	Land-based Processing Product	Market Segment	Country
Atlantic Cape Fisheries	Fresh & Frozen Scallops	Processor	USA
Ben E Keith	Frozen Catfish, Scallops	Foodservice Distributor	USA
Costco Wholesale	Frozen Scallops	Club Store	USA
Dot Foods	Frozen Catfish	Distributor	USA
Long John Silver	Processed fish	Restaurant	USA
Midway Distributors	Fresh & Frozen Catfish	Foodservice Distributor	USA
National 1	Frozen Scallops	Processor/distributor	France
North America ImEx	Fresh Scallops	Exporter	USA
Schnucks Market	Fresh & Frozen Catfish	Retailer	USA
Seacliff Seafoods	Fresh & Frozen Catfish	Retail Distributor	USA
Star Fisheries	Fresh & Frozen Catfish	Retail Distributor	USA
Sysco Corporation (all divisions)	Fresh & Frozen Catfish, Scallops	Foodservice Distributor	USA
Tampa Bay Fisheries	Fresh Catfish	Processor	USA
US Foodservice	Frozen Catfish, Scallops	Foodservice Distributor	USA
Winn Dixie	Fresh Catfish, Frozen Scallops	Retailer	USA

In 2004, our largest customer accounted for approximately 6% of our total revenues.

In the first quarter of 2005, Winn Dixie filed for bankruptcy protection in the U.S. As a result, we expect to record a charge to earnings of up to $1.0 million primarily related to sales in the first quarter of 2005. During 2004, sales to Winn Dixie represented less than 1% of our total revenues.

Operations

At-sea processing

Harvesting operations.    Our catcher-processor vessel captain and fishmaster utilize highly sophisticated fish finding technology to identify the size of the fish and the location and density of the school, allowing the vessels to optimize the catch and resource value. Once the fishmaster identifies a fishing area, a mid-water trawl net, which includes cone-shaped nets, is towed behind the vessel. The fishing captain monitors the catch sensors attached along the portion of the net that holds the fish. When the optimal catch level is reached and the net is wound in, the fish are immediately dropped into tanks to await processing.

Aboard our freezer-longliners, we harvest cod using several long lines with baited hooks, which are released from the vessel and weighted on one end to allow the baited hooks to float in mid water. This method of fishing allows us to realize an optimal finish fish product that translates into higher market prices for the longline cod products.

Processing operations.    Within hours, harvested fish are converted into primary processed products utilizing highly automated, continuous production processes. In the first phase of processing, fish are released from the holding tanks onto a conveyer, sorted according to size and diverted into hoppers at the head of one of the several processing lines. Headed and gutted pollock are run through an additional line which extracts roe skeins intact. These skeins are weighed, graded, packaged in groups according to grade and frozen. Fish that have been headed and gutted are either frozen as-is or filleted for conversion into either surimi or frozen fillets.

Shipping and cold storage logistics.    We have established relationships with shipping agents throughout Europe and Asia to take advantage of favorable distribution and cold storage rates and service, and we have secured cold storage space in the U.S., Canada, Europe and South Korea to ensure timely delivery of quality products at the most cost efficient rate. Also, through our integrated structure, our harvesting operations utilize the cold storage facility of our secondary processing operations for East Coast shipments, further reducing storage costs.

Land-based processing products

Catfish.    The catfish we buy are raised in ponds by independent catfish farmers with whom we have contractual relationships. Prior to harvesting catfish, sample fish are tested. They are loaded into baskets and then placed in our aerated tank trucks for live shipment to our processing plants. Unlike a large number of our competitors that depend on farmers to deliver catfish to their plants, we operate our own in-house harvest and live-haul departments, the largest in the nation. Prior to the trucks being unloaded into our plant, sample fish are again tested. At the plant, live catfish are transferred from aerated trucks to the processing lines. The catfish are cleaned, processed, and placed on ice or frozen using an individually quick-frozen method that preserves the taste and quality of the catfish. The frozen catfish can also be breaded and battered. The processing lines and the production processes are highly automated and generally similar to those onboard our catcher-processor vessels, with the exception of some secondary processing operations.

Breaded and battered operations.    Pollock is the primary whitefish used in low cost, breaded and battered fish products for the foodservice and frozen product markets. We convert raw fish blocks, primarily pollock blocks produced by our harvesting operations, into market ready, frozen, cut or formed, breaded and battered portions. Our products include raw breaded, pre-cooked, batter fried, glazed and dusted products.

Scallop processing operations.    We operate a state-of-the-art wet-fish processing facility focused primarily on grading and processing scallops. We purchase scallops from scallop harvesters. Scallops are graded by size and quality and processed into either premium or standard products. We utilize industry leading processing equipment and food technology in the production of our scallops which significantly reduce production time and manual labor.

Government Regulation

Fisheries Regulation

All U.S. fisheries in which we operate are regulated and subject to total allowable catch limits. Participants in U.S. federal fisheries are required to obtain a federal government permit.

We operate in the groundfish fisheries within the U.S. Exclusive Economic Zone, 3 to 200 nautical miles off the coasts of Alaska, Washington and Oregon. According to the National Marine Fisheries Service, no species in the U.S. Bering Sea is deemed to be overfished. Credit for these healthy stocks and profitable fisheries can be attributed in large part to two pieces of federal legislation.

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

American Fisheries Act.    In 1998, Congress passed a second piece of legislation, the American Fisheries Act, which introduced several major changes in the management of the U.S. Bering Sea pollock fishery. In 2001, the North Pacific Fishery Management Council provided a report to Congress on the implementation and effects of the American Fisheries Act. In light of the extremely positive report, which described the positive impacts of the American Fisheries Act on almost all aspects of the U.S. Bering Sea pollock fishery, Congress passed legislation in 2001 permanently removing the original sunset provision of the American Fisheries Act. The American Fisheries Act and its implementing regulations include the following key provisions:

•	Limitation on participants in the U.S. Bering Sea pollock fishery:

•	Only a defined group of 20 named catcher-processors, of which 19 catcher-processors are currently eligible to operate in the fishery, and the catcher-vessels that historically delivered to them, are eligible to harvest pollock for processing by catcher-processors. As part of the implementation agreement, eight of our vessels were scrapped and one was permanently removed from the fishery, reducing the overall fleet from 29 to 20;

•	Only a defined group of catcher-vessels may harvest pollock for delivery to motherships, and only three named motherships may process pollock; and

•	Only inshore processors that processed more than 2,000 metric tons of pollock during each of 1996 and 1997 may receive an unlimited amount of pollock for processing; those that processed less during those years may only receive and process under 2,000 metric tons annually. Subsequently, the council imposed a processing cap limiting the amount of pollock that can be processed by any single entity to 30% of the directed pollock catch in any given year.

•	Prohibition on any entity harvesting more than 17.5% of the directed pollock catch in any given year. Allocations purchased from community development quota partners do not count against this percentage.

•	Prohibition on the entry of additional large fishing industry vessels into any U.S. fishery.

•	Reallocation of the pollock total allowable catch in the U.S. Bering Sea pollock fishery between the various sectors, increasing the community development quota and inshore allocations, while reducing the catcher-processor and the mothership sector allocations:

•	10% of the total allowable catch is allocated to six Alaska Community Development Groups (mostly native Alaskan villages and their residents) that sell or lease their community development quota to other participants, including us;

•	approximately 3.5% of the total allowable catch is set aside for pollock by-catch in other fisheries;

•	the remaining 86.5% of the total allowable catch (the “directed pollock catch”) is allocated as follows:

•	50% of the directed pollock catch is allocated to catcher-vessels delivering to inshore factories;

•	40% of the directed pollock catch is allocated to catcher-processors, and catcher-vessels that deliver to catcher-processors; and

•	10% of the directed pollock catch is allocated to the catcher-vessels that deliver to at-sea processor vessels called motherships, which do not harvest.

The American Fisheries Act requires that vessels engaged in U.S. fisheries be owned by entities that are at least 75% U.S. citizen owned and controlled. This requirement applies at each tier of ownership and must also be examined in the aggregate. The Maritime Administration made a favorable determination with respect to the U.S. citizenship of the entities owning our vessels in January 2002. In 2002, we applied for and obtained confirmation that after completion of the proposed changes in our ownership structure in connection with the recapitalization of Holdings and its affiliates in April 2002, the Maritime Administration would issue a renewed U.S. citizenship determination. On December 17, 2002, we filed annual affidavits of U.S. citizenship and on February 21, 2003, the Maritime Administration made a favorable determination of continuing eligibility with respect to the citizenship requirements of the American Fisheries Act. On August 6, 2004, the Maritime Administration made another favorable determination of continuing eligibility with respect to citizenship requirements of the American Fisheries Act.

For purposes of the American Fisheries Act, a U.S. citizen is:

(i) Any individual who is a citizen of the United States by birth, naturalization or as otherwise authorized by law; or

(ii) Any entity (A) that is organized under the laws of the United States or of a State, (B) of which not less than 75% of the interest in such entity, at each tier of ownership of such entity and in the aggregate, is owned and controlled (including beneficial ownership and control) by U.S. citizens, and (C) with respect to which no voting or other agreements confer control to non-U.S. citizens.

Special rules applicable to corporations, limited liability companies, partnerships, trusts and other entities limit the number of non-U.S. citizen directors to a minority of a quorum of the board of directors, and require that certain principal officers and managers (including the chief executive officer, the chairman of the board of directors, trustees and general partners, and persons authorized to act in the absence or disability of such persons) be U.S. citizens.

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

In 2002, 2003 and 2004 we harvested an aggregate of 17.9%, 18.7% and 20.1% respectively, of the total allowable catch. We are allocated 16.8% of the directed pollock catch under our Cooperative agreements, and we lease the right to harvest another 0.7% of the directed pollock catch from other vessels in our fishery, bringing us to 17.5% of the directed pollock catch (which is the maximum permitted harvesting allocation of the directed pollock catch by any single entity). Our share of the directed pollock catch represented 15.1% of the total allowable catch. We supplemented our share of the directed pollock catch in 2002, 2003 and 2004 by purchasing 28.0%, 36.0% and 54.0%, respectively, of the community development quota (or 2.8%, and 3.6% and 5.4%, respectively, of the total allowable catch) from Alaska Community Development Groups, two of which are equity investors in our company. The Alaska Community Development Groups are mostly comprised of native Alaskan villages.

The overall allocation of the total allowable catch, as well as our allocation and quota we have purchased, is illustrated in the following chart of the 2005 total allowable catch.

(1)	This chart reflects the pollock TAC for the Eastern Bering Sea. In addition, there is a TAC of 19,000 MT of pollock in the Aleutian Islands. This TAC is initially awarded to the Aleut Corporation but under certain conditions up to 15,300 MT may be transferred later in 2005 to the directed pollock fishery in the Bering Sea.

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

Competition

At-sea Processing

Our main competitors in the at-sea processing segment are the other members of the Pollock Conservation Cooperative, including Trident Seafoods and Glacier Fish. We also compete with inshore processors, including Maruha and Nissui, and motherships, which rely on catcher-vessels to harvest and deliver fish. In addition, we compete with other pollock fisheries, particularly the Russian pollock fishery in the Sea of Okhotsk.

We compete in selling roe primarily on the basis of quality. The price of pollock roe is heavily influenced by the size and condition of roe skeins, color and freshness and the maturity of the fish caught. In addition, pollock roe prices are influenced by anticipated Russian and U.S. production and Japanese inventory carry-over, as pollock roe is consumed almost exclusively in Japan. Roe is primarily sold at auction, where we compete to sell into the Japanese market with other participants in our fishery, as well as with Russian producers. The prices of surimi and fillets are influenced primarily by expected production in the U.S. and Russian pollock fisheries, and other factors such as carry-over inventories and changes in demand. Because surimi and fillet blocks often are composed of the same raw material, the demand for one product can influence the price of the other. Surimi and fillet blocks are also produced utilizing species of fish other than pollock, such as hake or itoyori species. However, due to differences in flesh attributes between pollock and other species, the surimi and block produced from other species are generally not used as substitutes for pollock products, except for potentially lower grade applications in surimi, and thus have minimal influence on pollock pricing.

Land-based Processing

As of December 2004, there were approximately 23 U.S. catfish processing companies, including Confish, Heartland, America’s Catch and Delta Pride, our primary catfish competitors. We are the largest, processing over 16% of the U.S. farmed catfish market. In 2003, the top five and top ten U.S. catfish companies processed, in the aggregate, approximately 60% and 83% of the U.S. farmed catfish harvest, respectively.

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

Employees

As of March 1, 2005, we employed approximately 1,100 full-time personnel, including approximately 200 corporate staff employees and approximately 900 employees at our catfish and secondary processing facilities. In addition to the full-time personnel, we also employ a seasonal vessel crew, either full-time or part-time, of approximately 900. We have an annual retention rate of over 70% and we consider relations with our employees to be good.

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

The American Fisheries Act restricts the number of vessels operating in the catcher-processor sector of the U.S. Bering Sea pollock fishery to 19 named catcher-processor vessels, of which we own and operate seven, and by allocating 40% of the directed pollock catch to this sector (with 36.6% being allocated to these 19 catcher- processor vessels and 3.4% being allocated to catcher-vessels). In the event that the American Fisheries Act and other related industry regulations were repealed or modified to permit additional large vessels to operate in the catcher-processor sector of the U.S. Bering Sea pollock fishery, we could be subject to new competition that could adversely affect our profitability. In addition, our pollock harvesting rights and profitability would be adversely affected if the American Fisheries Act and other industry regulations were repealed or modified in a manner that decreases the percentage of the total pollock harvest allocated to the 19 catcher-processor vessels named in the Act. A repeal or modification of the American Fisheries Act or other industry regulations could result from changes in the political environment, a significant increase or decrease in the pollock biomass or other factors, all of which are difficult to predict and are beyond our control.

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

The American Fisheries Act imposes a statutory limit on the maximum amount of pollock that we may independently harvest equal to 17.5% of the directed pollock catch. We are allocated 16.8% of the directed pollock catch under our Cooperative agreements, and we lease the right to harvest another 0.7% of the directed pollock catch from other vessels in our fishery, bringing us to the 17.5% harvesting limit.

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

Our at-sea processing operations are subject to regulatory control and political pressure from interest groups that may seek to materially limit our ability to harvest fish.

Under the American Fisheries Act, the Magnuson-Stevens Fishery Conservation and Management Act and other relevant statutes and regulations, various regulatory agencies, including the National Marine Fisheries Service and the North Pacific Fishery Management Council, are endowed with the power to control our harvest of pollock and other groundfish in the fisheries of the North Pacific. These regulators may decrease or eliminate our allocation of the fish supply as a result of political pressure from a broad spectrum of lobbying interests including:

•	native Alaskan groups seeking a greater allocation of the pollock harvest to be devoted to community development quotas;

•	other sectors of the pollock fishery, such as inshore processors who periodically seek an increased allocation of the pollock harvest devoted to the on-shore sector; and

•	environmental protection groups.

The laws and rules that govern the highly-regulated fishing industry could change in a manner that would have a negative impact on our operations. In addition, protests and other similar acts of politically-motivated third party groups could cause substantial disruptions to the ability of our vessels to engage in harvesting activities. These factors may affect a substantial portion of our harvesting and processing operations in any year, which could have a material adverse effect on our business, results of operations or financial condition.

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

The regulations to protect endangered species, such as Steller sea lions, may significantly restrict our fishing operations and revenues. Further, whatever measures that are adopted may be found to be inadequate or not in compliance with the Endangered Species Act. Therefore, as has occurred in the past, a court may in the future force us to modify our fishing operations by restricting our access to certain areas of the primary fisheries in which we operate in order to ensure the protection of the Steller sea lions or other endangered or threatened species in compliance with the Endangered Species Act. These restrictions could have an impact on our fishing operations, profitability and revenues which may be material to our business.

In addition, the U.S. Fish and Wildlife Service has prepared a biological opinion on the effects of the Bering Sea/Aleutian Islands/Gulf of Alaska groundfish fisheries on bird species listed under the Endangered Species Act, in particular the short-tailed albatross. The National Marine Fisheries Service is also conducting an assessment of the potential interactions between short-tailed albatross and equipment used by trawl vessels in these fisheries. The measures that could be imposed as a result of these investigations could have an impact on our fishing operations, profitability and revenues which may be material to our business.

The National Marine Fisheries Service has determined that under certain circumstances, the short-tailed albatross has the potential to interact with longliners’ gear. Recently implemented regulations require the use of seabird avoidance devices in the U.S. Bering Sea Pacific cod longline fishery.

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

In 2001, we became aware of allegations that certain crew members may have tampered or attempted to tamper with equipment on board one or more of our vessels which measures the quantity of fish harvested, principally related to the 2001 fishing season. In 2002, we received additional tampering allegations relating to one of our vessels. The National Marine Fisheries Service conducted an investigation regarding these allegations, and in consultation with the National Marine Fisheries Service, we also conducted an internal investigation regarding these allegations. In 2004, we received additional tampering allegations relating to one of our vessels. We understand that the National Marine Fisheries Service is currently conducting an investigation regarding these allegations. It is possible that violations may have occurred or may occur in the future. To date no fines or penalties have been assessed against us in connection with any of these allegations. However, the ultimate outcome of these matters is uncertain.

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

If we do not comply with these rules and regulations, we could lose our eligibility to harvest pollock and other species, which would have a material adverse effect on our business, financial condition or results of operations. See “Our Company—Government Regulation.”

In addition, the Maritime Administration has the right to review the terms of our loan covenants and financing arrangements to determine if they constitute an impermissible shifting of control to a non-U.S. citizen lender. Based on discussions with counsel and with pertinent government officials, we believe the intention of the Maritime Administration is to prevent provisions couched as loan covenants from serving as a device to shift control to non-U.S. citizens, and not to impede conventional market based loans and credit facilities.

The American Fisheries Act is relatively new legislation. As a result, no reported judicial cases clearly interpret its meaning. For this reason, the full future impact of the American Fisheries Act on our ownership and debt capital structure remains uncertain.

Risks Relating to Our Business

Our products are subject to pricing volatility, and the prices of our pollock roe and pollock surimi products, which declined significantly in 2003, may remain at their current low levels or decline even further, which would significantly reduce our profitability.

The sale of pollock roe is our highest margin business. Pollock roe prices have experienced significant volatility in recent years and may continue to do so in the future. The average price of pollock roe that we sell is heavily influenced by the size and condition of roe skeins, its color and freshness, the maturity of the fish caught, the grade mix of the pollock roe and market perceptions of supply. In addition, pollock roe prices are influenced by anticipated fluctuations in supply, including Russian and U.S. production and Japanese inventory carry-over, as pollock roe is consumed almost exclusively in Japan. In addition, a decline in the quality of the pollock roe that we harvest could cause a decline in the price at which we sell our pollock roe. For example, our average A season roe prices per kilogram were 1,906 Japanese yen, 1,778 Japanese yen and 1,685 Japanese yen for the years ended 2002, 2003 and 2004, respectively. A further decline in the market price of pollock roe would reduce our margins and, without an offsetting increase in volume, would reduce our revenues.

In addition, during the second half of 2003 and in 2004, our financial results were adversely affected by lower pollock surimi prices. From 1999 to 2004, our average pollock surimi prices have fluctuated within a range of approximately 200 to 300 Japanese yen per kilogram. Our overall average surimi price for the year ended December 31, 2004 was at the low end of our historical average surimi price range and reflects a decline of approximately 11.7% as compared to the same period in 2003, which reflects both the overall decline in surimi market prices as well as our sales of a greater percentage of lower quality surimi. Prices and sales volume may remain at these low levels or decline even further, which would materially and adversely affect our results of operations and could impair our ability to refinance our indebtedness and to make timely interest payments.

Partly as a result of these pricing factors, together with high inventory levels at the end of 2003, our overall performance in 2003 was at a level that would have caused us to be in violation of certain of our financial bank covenants. To prevent this potential violation, during the third quarter of 2003, we cancelled 2003 management bonuses and reversed accruals of those bonuses through June 30, 2003, in accordance with the terms of some of our employment agreements and our general bonus policy, which does not permit the payment of bonuses based on financial performance for any year in which there is a violation of a covenant under our credit agreement. Despite the cancellation and reversal of these bonuses, we would have been in violation of those financial covenants under our credit agreement at the end of 2003 if we had not obtained a covenant modification from our bank lenders. In addition, in October 2004, ASG entered into an amendment to its credit facility that, among other things, (1) amended the required leverage ratio beginning September 30, 2004 and made other covenant modifications to provide necessary covenant relief to us primarily due to recent adverse surimi prices and a decline in the performance of our catfish operations, (2) excluded certain expenses we have incurred from the definition of EBITDA for our covenant calculations, including the write-off of offering costs of up to $19.0 million related to our cancelled initial public offering of IDSs and (3) permitted the sale of certain distribution-related assets associated with our catfish operations. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Year Ended December 31, 2004 Compared to Year Ended December 31, 2003” and “—Debt Covenants.”

If prices at which we purchase catfish remain at high levels or increase, in either case without a proportionate increase in the prices at which we sell our catfish products, our ability to maintain profitability in our catfish processing operations will be adversely affected.

In the second half of 2003, many of the farmers from whom we purchase catfish increased their prices to levels that jeopardized our ability to maintain satisfactory profit margins in the catfish processing operations. The high fish cost trend has continued and fish costs have been approximately 23% higher for the year ended December 31, 2004 as compared to the same prior year period. Partially as a result of these farm price increases, in September 2003, we temporarily closed our catfish processing plant in Demopolis, Alabama. Our Demopolis plant resumed full operations in October 2003. However, the prices charged by catfish farmers have remained at relatively high levels, which have adversely affected our catfish processing results in 2004. Prices at which farmers are willing or able to sell their catfish to us could remain at levels that do not enable us to maintain satisfactory margins and do not allow us to continue these operations without further shutdowns or interruptions.

Southern Pride’s recent operating results have not met our expectations primarily as a result of increased fish costs combined with lower processing yields. Such increased costs and lower yields are generally consistent with recent industry wide trends. Until September 2004, our management believed these conditions were temporary. In September 2004, our management concluded that Southern Pride’s operating results for the quarter ending September 30, 2004 would decline further as compared to recent quarters and that the conditions affecting this decline may continue to affect Southern Pride to a certain degree for the foreseeable future. Based on these conclusions, we recorded an impairment charge of approximately $7.2 million in the third quarter of 2004 related to the goodwill associated with Southern Pride.

A material decline in the population and biomass of pollock, other groundfish and catfish stocks in the fisheries in which we operate could materially and adversely affect our business.

The population and biomass of pollock and other groundfish stocks are subject to natural fluctuations which are beyond our control. Biomass is estimated annually through a sampling and computer-modeling process, and a recent National Marine Fisheries Service report indicated a decline in the biomass of pollock. Biomass fluctuations may also be exacerbated by disease, reproductive problems or other biological issues. Pollock stocks are also largely dependent on proper resource management and enforcement. The overall health of a fish stock is difficult to measure and fisheries management is still a relatively inexact science. Since we are unable to predict the timing and extent of fluctuations in the population and biomass of the pollock stocks, we are unable to engage in any measures that might alleviate the adverse effects of these fluctuations. Any such fluctuation that results in a material decline in the population and biomass of the pollock stocks in the fisheries in which we operate could materially and adversely affect our business. Conversely, a significant increase in Russian pollock stocks could dramatically reduce the market price of our products.

Our catfish operations are also subject to the risk of variations in supply. For example, disease in catfish ponds could reduce catfish stocks and adversely affect our business. In recent years, the flesh recovery rates of our catfish operations have decreased primarily due to the processing of leaner fish that resulted from reduced feeding patterns by our suppliers. If we are unable to improve our current supply levels, or if we continue to have low flesh recovery rates, our business will be adversely affected.

Our business is subject to Japanese currency fluctuations that could materially adversely affect our financial condition and liquidity.

Our profitability depends in part on revenues received in Japanese yen as a result of sales in Japan. During 2004, our Japanese sales represented 27.0% of our total revenues. A decline in the value of the Japanese yen against the U.S. dollar would adversely affect our earnings from sales in Japan. Fluctuations in currency are beyond our control and are unpredictable. During the year ended December 31, 2004, the value of the dollar decreased by 3.9% against the Japanese yen, from 106.9 Japanese yen per $1.00 as of December 31, 2003 to 102.7 Japanese yen per $1.00 as of December 31, 2004. To hedge some of our exposure to Japanese yen currency fluctuations, we purchase derivative instruments primarily in the form of foreign exchange contracts.

In addition to our revenues being exposed to Japanese yen currency fluctuations, our liquidity can also be impacted by unrealized losses sustained to our portfolio of foreign exchange contracts. A number of these contracts have been entered into with a financial institution that requires collateralization of unrealized losses sustained by the portfolio above a certain threshold. From time to time, to mitigate our short-term liquidity risk with respect to these collateralization requirements, we execute contracts to forward purchase Japanese yen and have placed additional standing orders to forward purchase Japanese yen should the Japanese yen strengthen to certain spot rates.

These executed contracts and non-executed orders are significant and of a shorter duration than our portfolio of foreign exchange contracts and, as a result, could have a significant impact on our short-term liquidity should the Japanese yen weaken against the U.S. dollar. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Factors Impacting Liquidity—Foreign Exchange Contracts.”

In addition, in August 2004, we entered into variable to fixed-rate cross currency interest swap contracts with an aggregate notional amount of $75.0 million in anticipation of our entering into a new credit facility in connection with the anticipated completion of our offering of IDSs. Under the terms of these contracts, we pay a fixed rate of interest in Japanese yen and receive payments on a variable rate of interest in U.S. dollars based on the U.S. dollar three-month LIBOR rate. The objective of these instruments was to reduce our exposure to interest rate risk related to the new credit facility that would have been in place upon completion of the IDS offering and to provide additional risk management against Japanese currency fluctuations related to our Japanese yen sales. As these contracts have not been designated as hedges and are thus considered to be speculative in nature, any gains or losses will be recognized in our statement of operations as applicable. On September 27, 2004, we terminated one of the cross currency swaps with a notional amount of $15.0 million for a nominal fee. As of December 31, 2004, we were party to cross currency swap contracts with an aggregate notional amount of $60.0 million outstanding. The fair value of these outstanding contracts at December 31, 2004 was an unrealized loss of approximately $6.3 million.

These instruments may not be sufficient to provide adequate protection against losses related to currency fluctuations and, accordingly, any such fluctuations could adversely affect our revenues. There also exists the risk, should our forecasted yen denominated sales decline, that we could become overhedged through these instruments and thereby exposed to further foreign currency fluctuations.

The segments of the seafood industry in which we operate are competitive, and our inability to compete successfully could adversely affect our business, results of operations and financial condition.

We compete with major integrated seafood companies such as Trident Seafoods, Nippon Suisan and Maruha, as well as with inshore processors that operate inshore on fixed location processing facilities, relying on catcher-vessels to harvest and deliver fish for processing. We also compete with motherships that are solely at-

sea processors, relying on catcher-vessels to harvest and deliver fish for processing. Additionally, we compete with other pollock fisheries, particularly the Russian pollock fishery in the Sea of Okhotsk. Some of our competitors have the benefit of marketing their products under brand names that have better market recognition than ours, or have stronger marketing and distribution channels than we do. In addition, other competitors may produce better quality products or have more advantageous pricing margins than we do. We may not be able to compete successfully with any of these companies. In addition, production and distribution of substitute products for pollock and catfish could have a significant adverse impact on our profitability. Increased competition as to any of our products could result in price reduction, reduced margins and loss of market share, which could negatively affect our profitability. An increase in imported products in the U.S. at low prices could also negatively affect our profitability.

All of our business activities are subject to a variety of natural risks, which could have a material adverse effect on our business, financial condition or results of operations.

The U.S. Bering Sea pollock fishery, the primary fishery in which we operate, is characterized by extreme sea conditions. Additionally, we purchase catfish raised in ponds primarily located in Alabama and Mississippi, and scallops from fishermen who harvest them off the eastern coast of the U.S. Unusual weather conditions could materially and adversely affect the quality and quantity of the fish products we produce and distribute.

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

Seasonality and variability of our businesses may cause volatility in the market value of your investment and may hinder our ability to make timely distributions on the notes.

Our business is seasonal in nature, and our net sales and operating results vary significantly from quarter to quarter. For example, our revenue, revenue per pound of fish harvested and gross profit tend to be higher in the January-to-April season, and hence in the first half of our fiscal year, due to the harvesting of roe which has the highest revenue per pound of product sold.

Our fishing seasons, including the important January-to-April season, straddle more than one quarter. As a result, the timing of the recognition of sometimes significant amounts of revenue from one quarter to another can be a function of unpredictable factors, such as the timing of roe auctions, weather, the timing of shipments to pollock roe customers, fishing pace and product delivery schedules, all of which are likely to vary from year to year. Consequently, results of operations for any particular quarter may not be indicative of results of operations for future quarterly periods, which makes it difficult to forecast our results for an entire year. This variability may cause volatility in the market price of the notes. In addition, the seasonality and variability of our business means that at certain times of the year our cash receipts are significantly higher than at other times. Consequently, given that we are required to make regular interest payments to debt holders, there is a risk that we will experience cash shortages. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

We may be required to pay significant damages in connection with litigation that is pending against us.

A complaint was filed against us by a former vessel crew member on behalf of himself and a class of seamen, alleging that we breached our contract with the plaintiffs by underestimating the value of the catch in computing the plaintiff’s wages. The plaintiff also alleged that we fraudulently concealed the underestimation of product values, thereby preventing the discovery of their cause of action. In September 2003, the court entered an order granting our motion for summary judgment and dismissing the entirety of the plaintiff’s claims with prejudice and with costs. The plaintiff filed a motion for reconsideration of this order which was denied by the court. The plaintiff then appealed the decision to the Ninth Circuit Court of Appeals. The appeal is currently pending. We have not recorded a liability related to this matter as the outcome is uncertain and the amount of loss, if any, is not estimable. The plaintiff may prevail and we may be required to pay significant damages to resolve this litigation, which could have a material adverse effect on our business, results of operations or financial condition. See “Item 3—Legal Proceedings.”

We may be adversely affected by an IRS audit.

The IRS has opened an audit of ASG with respect to tax year 2001. We do not know what issues will be raised in the course of this audit and such audit could result in adjustments that could have a material adverse effect on our financial condition.

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

Because we distribute a significant amount of our products and receive supplies and other provisions using maritime carriers, certain adverse conditions affecting these carriers and terminals at which they transfer cargo could have a material adverse effect on our business, financial condition or results of operations.

Our distribution and purchase channels depend on the services of maritime carriers that load and unload our products, supplies and other provisions at the Port of Dutch Harbor, Alaska, and then unload our products at terminals in Korea, New Brunswick, Canada, and the Netherlands. A strike, work slow down, unfavorable weather conditions, changes in shipping routes or other factors adversely affecting such carriers or terminals could delay the delivery of our products and supplies. If this were to occur, it would negatively affect our revenues and profitability.

Our substantial indebtedness could adversely affect our cash flow and prevent us from fulfilling our financial obligations, including making payment on our outstanding notes.

We have a significant amount of debt. The degree to which we are leveraged could have important consequences. For example it could:

•	make it more difficult for us to satisfy our debt obligations;

•	require us to dedicate a significant portion of our cash flow from operations to the payment of the principal and interest on our indebtedness, thereby reducing funds available for future operations, capital expenditures, acquisitions and other general corporate expenses;

•	limit our ability to obtain additional future financing, if we need it, due to applicable financial and restrictive covenants in our existing debt;

•	limit our flexibility to plan for and react to changes in our business or strategy;

•	increase our vulnerability to adverse economic and industry conditions; and

•	place us at a competitive disadvantage to less leveraged competitors.

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

At-Sea Processing Segment

We own and operate the largest fleet, consisting of seven vessels, within the catcher-processor sector of the U.S. Bering Sea pollock fishery. Our catcher-processor vessels range in length from approximately 260 to 340 feet, generate between 6,500 and 10,000 horsepower in their main engines (allowing the vessels to operate under extreme sea conditions) and each carry between 90 to 125 crew members. Each of our catcher-processors meets the rigorous seaworthiness requirements of Det Norske Veritas, the highest vessel classification standard in the world. The catcher-processors targeting pollock have the capability to produce between 110 metric tons and 150 metric tons of frozen product daily and can harvest approximately 100 metric tons of fish per haul. An appraisal conducted in 2002 estimated that our fleet has a value of $290.0 million and replacement cost of approximately $545.0 million.

We own and operate three freezer-longliners in the fixed gear sector of the U.S. Bearing Sea Pacific cod fishery, ranging in length from approximately 125 to 140 feet. Our freezer-longliners are coast guard inspected each year and are maintained under similar rigorous maintenance standards as our catcher-processors. These vessels carry an average of 20 crew members and operate in the U.S. Bering Sea/Aleutian Islands Pacific cod fishery, producing headed and gutted cod that is sold primarily in the European, Asian and North American markets.

Between 1996 and 1998, we made significant investments on our catcher-processor vessels immediately following their acquisition. Because of this previous capital investment, our annual capital expenditures are primarily made only to maintain our vessels at their current state-of-the-art condition. Our entire fleet is currently equipped with highly sophisticated instruments and we do not believe that any significant further capital expenditure is required to maintain the level of performance of our vessels. Within the pollock fishery, we believe that ours is the only catcher-processor fleet with significant incremental capacity. Each vessel is equipped with highly sophisticated instruments and equipment such as fish finding technology to locate schools of the targeted species, cod ends (nets) with volume sensors and an integrated computer system enabling constant, real-time communication between each vessel and the corporate office. Our port engineers oversee the maintenance of each vessel to help ensure deployment of fit vessels for every fishing trip. Our fleet consists of the following vessels:

Vessel	Vessel type	Built	Length (feet)
American Dynasty	Catcher-Processor	1989	272
American Triumph	Catcher-Processor	1991	285
Deep Pacific	Freezer-Longliner	1991	125
Katie Ann	Catcher-Processor	1986	295
Lilli Ann	Freezer-Longliner	1991	141
North Cape	Freezer-Longliner	1989	123
Northern Eagle	Catcher-Processor	1988	341
Northern Hawk	Catcher-Processor	1991	341
Northern Jaeger	Catcher-Processor	1991	336
Ocean Rover	Catcher-Processor	1990	256
American Challenger(1)	Catcher-Vessel	1992	106

(1)	Represents a vessel that is listed as a catcher-vessel in the American Fisheries Act and therefore may not process pollock in the U.S. Bering Sea pollock fishery. We do not operate this vessel.

All of our vessels targeting pollock are equipped with both surimi and fillet lines and fishmeal plants. Within hours, these flexible factory platforms can shift production plans between surimi and block products, allowing us to control daily output to meet changing market demands.

Land-Based Processing Segment

We own and operate two catfish processing facilities located in Greensboro and Demopolis, Alabama. Combined, these processing facilities operate a total of fifteen processing lines and are capable of processing approximately 425,000 pounds of live catfish per day. In 2003, we installed a new, state of the art trim line. The additional trim line utilizes advanced technology to increase both throughput and yield, producing an estimated additional 6 million pounds of catfish per year. We own live hauling equipment, including 15 aerated tank trucks used to harvest and transport the live catfish to our processing facilities. We own and operate a fleet of approximately 30 trucks used for distribution of our products.

We also own and operate a facility in New Bedford, Massachusetts comprised of a secondary processing facility for frozen and block products, a cold storage space for over 9,100 pallets and a corporate office. This facility also includes a state-of-the-art wet-fish processing facility focused primarily on grading and processing scallops.

We lease our corporate headquarters, located in Seattle, Washington. We benefit from a preferential docking agreement with the Port of Seattle which provides for the docking of all of our vessels during the off-season. We also lease office space in Copenhagen, Denmark and Tokyo, Japan. Additionally, in Dutch Harbor, Alaska we lease office space and warehouse facilities and use several docking facilities during the fishing season.

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

Crew Member Lawsuit. On October 19, 2001, a complaint was filed in the United States District Court for the Western District of Washington and the Superior Court of Washington for King County. An amended complaint was filed in both courts on January 15, 2002. The amended complaint was filed against us by a former vessel crew member on behalf of himself and a class of over 500 seamen, although neither the United States District Court nor the Superior Court certified this action as a class action. On June 13, 2002, the plaintiff voluntarily dismissed the complaint filed in the Superior Court. The complaint filed alleged that we breached our contract with the plaintiffs by underestimating the value of the catch in computing the plaintiff’s wages. The plaintiff demanded an accounting of their crew shares pursuant to federal statutory law. In addition, the plaintiff requested relief under a Washington statute that would render us liable for twice the amount of wages withheld, as well as judgment against us for compensatory and exemplary damages, plus interest, attorneys’ fees and costs, among other things. The plaintiff also alleged that we fraudulently concealed the underestimation of product values, thereby preventing the discovery of their cause of action. The conduct allegedly took place prior to January 28, 2000, the date our business was acquired by Centre Partners and others through ASLP. On September 25, 2003, the court entered an order granting our motion for summary judgment and dismissing the entirety of the plaintiff’s claims with prejudice and with costs. The plaintiff filed a motion for reconsideration of this order which was denied by the court. The plaintiff then appealed the District Court decision to the Ninth Circuit Court of Appeals. This appeal is currently pending. At December 31, 2004, we have not recorded a liability related to this matter as the outcome is uncertain and the amount of loss, if any, is not estimable. We cannot assure you that the plaintiff will not prevail or that we will not be required to pay significant damages to resolve this litigation, which could have a material adverse effect on our business, results of operations, or financial condition.

National Marine Fisheries Service Investigation. In 2001 and 2002, we became aware of allegations that certain crew members may have tampered or attempted to tamper with measurement equipment on board one or more of our vessels. The National Marine Fisheries Service conducted an investigation regarding these allegations, and in consultation with the National Marine Fisheries Service, we also conducted an internal investigation regarding these allegations. In 2004, we received additional tampering allegations relating to one of our vessels. We understand that the National Marine Fisheries Service is currently conducting an investigation regarding these allegations. To date, no fines or penalties have been assessed against us in connection with any of these allegations. However, the ultimate outcome of these matters is uncertain.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common equity.

We are part of a group of subsidiaries that are wholly owned by ASLP. As of January 18, 2005, ASLP directly owns approximately 99.4% of the common equity interests in, and is the managing member of, American Seafood Holdings LLC, (“Holdings”). Bernt O. Bodal and Webjorn Eikrem own directly approximately 0.4% and 0.2%, respectively, of Holdings interests. Holdings directly owns 100% of American Seafoods Consolidated LLC, which, in turn, directly owns 90% and indirectly, through ASC, Inc., owns the remaining 10% of ASG Consolidated LLC. ASC, Inc. owns approximately 10% of the ASG Consolidated LLC and has an interest with preferred allocation and distribution rights. ASG Consolidated LLC directly owns 100% of American Seafoods Group.

As of January 18, 2005 the beneficial ownership through ASLP, held by Centre Partners, Coastal Villages Region Fund, Bernt O. Bodal, our Chairman and Chief Executive Officer, and our directors and officers as a group was 22.5%, 35.4%, 23.4% and 32.8%, respectively.

There are restrictions imposed on distributions to partners by covenants contained in the Amended and Restated Credit Agreement, dated as of April 18, 2002, among Holdings, ASG Consolidated LLC, American Seafoods Consolidated LLC, the Company, the banks and other financial institutions, Harris Trust and Savings Bank, as Documentation Agent, the Bank of Nova Scotia, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Issuing Lender and Swingline Lender. Distributions are limited to an amount that will enable the partners to pay Theoretical Tax, as defined, on the amount of taxable income of the Company and its subsidiaries allocated to such partners. See “Item 8—Financial Statements and Supplementary Data, Notes 8 and 10”.

Item 6.	Selected Financial Data

The following selected historical consolidated financial data as of and for the years ended December 31, 2002, 2003 and 2004 has been derived from the audited consolidated financial statements included elsewhere in this annual report. The following selected historical consolidated financial data as of December 31, 2000 and 2001 and for the period January 28 through December 31, 2000 and for the predecessor business for the period January 1 through January 27, 2000, has been derived from the consolidated financial statements of ASG and the predecessor business, as applicable, which are not included in this annual report.

The following selected historical financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this annual report.

	Predecessor Business (1)
	January 1 Through January 27,	January 28 Through December 31,	Year Ended December 31,(2)(3)
	2000	2000	2001	2002	2003	2004
	(dollars in thousands)	(dollars in thousands)
Statement of Operations Data:
Total sales and revenues	$9,719	$252,346	$336,839	$332,872	$411,363	$461,667
Gross profit(4)	(2,490)	58,691	75,115	97,969	102,117	88,916
Gross margin	(25.6%)	23.3%	22.3%	29.4%	24.8%	19.3%
Operating income (loss)	(4,334)	29,858	33,507	43,753	58,994	42,424
Income (loss) before income taxes and minority interest	1,828	10,737	16,105	8,176	14,859	(28,857)
Net income (loss)	1,190	10,593	16,289	8,496	14,639	(28,888)

		December 31,
		2000	2001	2002	2003	2004
		(dollars in thousands)
Balance Sheet Data:
Property, vessels and equipment, net		$267,868	$254,337	$253,082	$225,965	$198,335
Total assets		524,252	516,847	520,903	519,448	458,078
Total debt		369,072	326,499	551,413	527,282	481,122
Members’ equity (deficit)		132,392	154,887	(78,581)	(112,141)	(118,553)

(1)	Our business was acquired by Centre Partners and others through ASLP in a transaction accounted for as a purchase on January 28, 2000. The purchase accounting resulted in all assets and liabilities being recorded at their estimated fair values. Also, the method of accounting for major scheduled vessel maintenance and derivative instruments was changed effective with the purchase. Accordingly, the predecessor business amounts are not comparable to amounts for periods subsequent to the acquisition.
(2)	Effective January 1, 2002, we changed our method of accounting for goodwill and other intangible assets.
(3)	In October 2001, we reassessed the estimated useful lives of cooperative fishing rights and increased the amortization period.
(4)	Due to a change in our policy, shipping and handling charges are now classified in cost of sales for all periods presented. These charges were previously classified as selling, general and administrative expenses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes to those statements and other financial information appearing elsewhere in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”

Business Overview

We are one of the largest integrated seafood companies in the U.S. in terms of revenues. We harvest and process a variety of fish species aboard our sophisticated catcher-processor vessels, aboard our freezer-longliner vessels and at our land-based processing facilities, and we market our products to a diverse group of customers in North America, Asia and Europe. We are the largest harvester and at-sea processor of pollock and hake and the largest processor of catfish in the U.S. In addition, we harvest or process additional seafood, including cod, scallops and yellowfin sole. We maintain an international marketing network through our U.S., Japan and Europe offices and have developed long-term relationships with our U.S. and international customer base.

We operate in two principal operating segments, at-sea processing and land-based processing. The at-sea processing segment includes the harvesting and processing of pollock, cod, hake and yellowfin sole on our vessels while at sea. The land-based processing segment includes the primary processing of catfish and scallops at our facilities in Alabama and Massachusetts and secondary processing of pollock products in Massachusetts.

The most significant portion of our revenues and profitability is derived from our at-sea processing segment. The performance of our at-sea processing segment largely depends on the amount of pollock, cod and hake resources that we harvest each year and the prevailing market prices for the related products we sell. During 2004, we harvested approximately 368,000 metric tons of whitefish.

Pollock represents the most significant portion of our harvest and the most significant portion of our net sales both in terms of volume and revenues. In 2004, our pollock products represented approximately 72.7% of the products sold in our at-sea processing segment. Some of our products exhibit commodity-like pricing characteristics. These prices fluctuate from season to season and from year to year as a result of factors such as market conditions, inventory levels and production volumes.

We operate in three primary U.S. fisheries, the U.S. Bering Sea pollock fishery, the U.S. Bering Sea Pacific cod fishery and the U.S. hake fishery. For each U.S. fishery, the fishery management council determines the annual total allowable catch, which is the total weight of fish that can be harvested. In addition to the amount of the directed pollock catch that we harvest, we supplement our pollock and longline cod harvest by purchasing community development quota allocated to Alaska Community Development Groups.

The remaining portion of our revenues and profitability is derived from our land-based processing segment. The performance of our land-based processing segment largely depends on the amount of catfish, pollock, cod and scallops that we process each year, the cost of fish we purchase and the prevailing market prices for the related products we sell. For the year ended December 31, 2004, we processed approximately 131.2 million pounds in our land-based processing segment.

Overview of Recent Financial Results for 2002 to 2004

Our seafood sales increased primarily due to the growth in our production volumes as a result of increases in the total allowable catch attributed to the U.S. Bering Sea pollock fishery and the community development quota (CDQ) we purchase and our acquisition of Southern Pride in late 2002. Our gross margin declined primarily due to our acquisition of the lower margin Southern Pride business, the purchase of additional CDQ, and the downward trend in pollock surimi prices that began in the second half of 2003 (although prices increased slightly in the second half of 2004). Operating expenses increased primarily due to an increase in variable expense resulting from a growth in sales volume, the write-off of the Southern Pride goodwill in 2004, which was partially offset by a decrease in equity-based compensation. Net other expenses increased primarily due to unrealized derivative losses caused by the continued weakness in the U.S. dollar as compared to the Japanese yen, the write-off of deferred transaction costs due to the withdrawal of our public offering during 2004, and additional interest cost from notes issued in October 2004.

Corporate History

On January 28, 2000, American Seafoods, L.P. (ASLP) purchased, through its subsidiaries, from Norway Seafoods six catcher-processors, one catcher-vessel, all of the outstanding stock of American Seafoods Company (now referred to as “ASC, Inc.”) and certain assets of Frionor USA (now called “American Seafoods International LLC”). ASC, Inc. was the operator of the six acquired vessels and the owner-operator of one additional catcher-processor vessel. ASG was formed in connection with the acquisition. The acquisition was accounted for as a purchase, and all of the debt, assets and goodwill and other intangible assets relating to the acquisition have been “pushed down” to the balance sheet of ASG. The purchase accounting resulted in all assets and liabilities being recorded at their estimated fair values on the date of acquisition. The aggregate purchase price for the acquisition was $477.9 million, including acquisition costs.

In August 2001, we, along with two other partners, formed Pacific Longline Company (PLC) in order to acquire three freezer-longliner vessels. Our initial ownership through this transaction was 60% of PLC. Effective January 1, 2004 we purchased the third party minority interest in PLC and increased our ownership to 100%. PLC harvests and processes primarily Pacific cod in the U.S. Bering Sea.

Effective December 16, 2002, we purchased substantially all of the assets of Southern Pride. Southern Pride is engaged in the business of catfish harvesting, processing and distribution. The acquired assets included, among other things, certain real property, fixtures, equipment, accounts receivable, trade name, customer and other contracts, and cash on hand. The purchase price was approximately $41.8 million in cash. In addition, we assumed substantially all of the liabilities of Southern Pride, other than certain specifically excluded liabilities, and paid bank debt of Southern Pride in the amount of approximately $2.4 million.

Revenues and Expenses

At-Sea Processing Segment

At-Sea Processing Revenues.    Revenues in our at-sea processing segment are primarily driven by the following factors:

•	the volume of pollock and other whitefish harvested annually by our catcher-processors and freezer-longliners;

•	the quantity of finished product we are able to produce (determined by the flesh and roe recovery rates);

•	the prevailing market prices for the products we sell, such as roe, surimi (a fish protein paste used in products such as imitation lobster and crabmeat) and fillet block;

•	the timing of our sales of fish products; and

•	the Japanese yen to U.S. dollar exchange rate.

Harvest volumes.    In addition to the portion of the directed pollock catch allocated to us under the Pollock Conservation Cooperative agreement, we historically have purchased additional pollock quota from other industry participants up to the 17.5% harvesting limit of the directed pollock catch. In addition, we supplemented our share of the directed pollock catch in 2002, 2003 and 2004 by purchasing 28.0%, 36.4% and 54.0%, respectively, of the total community development quota allocated to Alaska Community Development Groups, which does not count against the 17.5% harvesting limitation. The increase from 2003 to 2004 was due to the purchase of a portion of Bristol Bay’s community development quota for 2004. See “Item 1—Business—Industry and Regulatory Overview—Groundfish—Pollock Allocation.”

In October 2003, we entered into an agreement with Bristol Bay, one of the six Alaska Community Development Groups that is allocated community development quota. Under this agreement, Bristol Bay has sold us the right to harvest all of the pollock resource allocated to it under the CDQ program for the 2004 and 2005 pollock seasons. This agreement increased our total CDQ resources to 54.0% of the total available pollock CDQ for the U.S. Bering Sea fishery. We have similar agreements with Coastal Villages and the Central Bering Sea Fishermen Association (CBSFA). All quota agreements expire at the end of 2005 pursuant to the State of Alaska Community Development Quota program guidelines. We have recently renewed our agreements with Bristol Bay and CBSFA for 2006-2008 and are currently negotiating a new agreement with Coastal Villages. Coastal Villages is our largest supplier of quota and holds a significant investment in ASLP.

Recovery rates.    Increases in flesh and roe recovery rates, which represent the percentage of finished product produced from a whole fish, result in higher finished product volumes. Flesh recovery rate means the weight of processed products, other than fishmeal and roe, relative to the weight of fish harvested, expressed as a percentage. Roe recovery rate means the weight of processed roe, relative to the weight of fish harvested, expressed as a percentage.

Market prices.    Market prices for our at-sea processed products are primarily influenced by the aggregate supply of products produced in any given year, the anticipated inventory carry over for that year and changes in demand.

During fiscal years 1999 to 2004, our average pollock surimi prices have typically fluctuated within a range of approximately 200 to 300 Japanese yen per kilogram. In the second half of 2003 and the first half of 2004, our average pollock surimi price was at the low end of this range, though surimi prices began to rise during the second half of 2004. Pollock surimi prices are sensitive to grade mix composition, anticipated seasonal production, overall inventory levels and buyers’ speculation of anticipated price levels.

Prices for roe products also fluctuate from year to year. While overall average pollock roe prices have declined in recent years, on a grade-by-grade basis, roe prices have remained relatively stable.

Below is a chart illustrating our average prices achieved for the years 2000 through 2004 for pollock surimi, pollock roe, deepskin and pollock block pin bone out products. The surimi and roe prices are noted in Japanese yen per kilogram, which is the unit price we receive from our Japanese customers. The pollock deepskin and block pin bone out are noted in U.S. dollars per pound, which is the unit price we receive from our customers.

	2000	2001	2002	2003	2004
Pollock surimi ¥/kg	¥218	¥212	¥278	¥222	¥197
Pollock roe ¥/kg(1)	¥2,856	¥2,247	¥1,906	¥1,778	¥1,685
Pollock deepskin $/lb	$1.32	$1.25	$1.24	$1.25	$1.24
Pollock block pin bone out $/lb	$0.80	$0.88	$1.06	$1.04	$1.01

(1)	Average roe prices are for the A season only as this represents more than 95% of the total roe value for each year.

Exchange rate effects.    Because we sell large quantities of roe and surimi to Japanese customers, a significant portion of our revenue is denominated in Japanese yen. Consequently, we could be at risk that any increase or decrease in the value of the Japanese yen relative to the dollar would increase or decrease the amount of dollar revenues we record on the sales of our products in Japan. To mitigate the potentially adverse effect of fluctuations in the Japanese yen to U.S. dollar spot exchange rate, we enter into forward currency contracts. It is our risk management policy to hedge at least 80% of our forecasted Japanese yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36, and 35% over months 37 to 48.

At-Sea Processing Expenses.    The operating cost structure of the at-sea processing operations include four main cost categories:

•	variable costs driven by revenue or product volume, such as crew compensation, product freight and storage, packaging and additives;

•	vessel-related depreciation and amortization of cooperative and fishing rights;

•	fixed costs that are incurred whether or not the vessel is deployed, such as quota purchases, insurance, repair and maintenance, moorage and general supplies; and

•	operating costs driven by vessel operations, such as fuel, nets and gear supplies, galley supplies, equipment rental, crew travel, observers and technicians.

Land-Based Processing Segment

Land-Based Processing Revenues.    Revenues from our land-based processing segment are primarily a function of our throughput volume of pollock, cod, catfish and scallops that we process and the prevailing market prices for those products.

Land-Based Processing Expenses.    Operating costs related to our land-based processing operations are principally comprised of the cost of raw material purchases, labor and operating costs. Operating costs include depreciation expense related to equipment and facilities used for processing and transportation.

Overall Expense Summary

Costs of sales include operating costs such as crew and factory personnel compensation, quota purchase costs, seafood purchases, vessel fuel, packaging, insurance, product freight, other operating related expenses, amortization of cooperative and fishing rights and depreciation applicable to property, vessels and equipment used in production. Selling, general and administrative expenses include employee compensation and benefits, rent expense, professional fees, promotional costs and other expenses, such as office equipment and supplies.

After depreciation expense, crew compensation represents the largest operating cost for the vessel operations and is primarily a variable cost, structured to reward each crew member based upon an estimated value of the product. Quota purchase costs are calculated as an amount per ton harvested and are incurred when we purchase quota amounts from our Alaska Community Development Group partners, catcher vessel owners and other third party fishery participants. Product freight is incurred when we transport the product to either our customer or a cold storage facility. Storage costs are incurred for product entering a cold storage facility.

Results of Operations

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003.

Revenues.    Revenues for 2004 increased $50.3 million, or 12.2%, to $461.7 million from $411.4 million for 2003. At-sea processing sales for the year increased to $265.5 million from $229.8 million for the prior year, an increase of $35.7 million or 15.5%. This increase was a result of the sale of carryover flesh-based pollock inventory from the 2003 B season and a higher volume of roe sales from A season production in 2004, partially offset by lower sales prices during 2004. Land-based processing sales for the year increased $14.6 million, or 8.0%, to $196.1 million from $181.5 million for the prior year. The increase in land-based processing sales was primarily due to increased catfish sales prices and higher scallop sales volumes during the 2004 period.

Cost of Sales.    Cost of sales for 2004 increased $63.6 million, or 20.6%, to $372.8 million from $309.2 million for 2003. At-sea processing cost of sales for 2004 increased $39.3 million, or 26.1%, to $190.1 million from $150.8 million for the prior year, primarily due to the increase in variable costs such as crew compensation and product freight, driven by higher sales volumes, and the purchase of additional CDQ. Land-based processing cost of sales for 2004 increased $24.3 million, or 15.3%, to $182.7 million from $158.4 million for the prior year, primarily as a result of higher catfish production costs per pound due to increased farm prices, higher labor and lower yields. The lower yields were largely due to processing smaller, less meaty fish, which resulted from less frequent feeding patterns by catfish farmers.

Gross Profit.    Gross profit for 2004 decreased $13.2 million, or 12.9%, to $88.9 million from $102.1 million for 2003, and gross margin decreased to 19.3% from 24.8% in the prior year. At-sea processing gross profit decreased to $75.4 million in 2004 from $79.0 million during the prior year and gross margin decreased for 2004 to 28.4% from 34.4% in the prior year. The decline in gross margin resulted from the sale of the lower grade carryover 2003 B season pollock surimi inventory that we sold at a lower margin and additional purchase of CDQ. Land-based processing gross profit for 2004 decreased to $13.5 million as compared to $23.1 million in the prior year and land-based processing gross margin for 2004 declined to 6.9% as compared to 12.7% in 2003 due primarily to the increased catfish costs per pound sold and lower yields.

Selling, General and Administrative Expenses.    For 2004, selling, general and administrative expenses, including equity-based compensation, decreased $3.7 million, or 9.3%, to $36.2 million from $39.9 million for 2003. This decrease was primarily due to a decrease in equity-based compensation charges of $1.8 million.

Amortization and Depreciation.    Amortization and depreciation of other assets for 2004 was $3.1 million, remaining consistent with the amount recorded in the prior year of $3.2 million.

Goodwill Impairment.    During 2004 we incurred a write-off of $7.2 million of goodwill related to our investment in our catfish operations. We did not incur any goodwill impairment in 2003.

Interest Expense, Net (including related party interest).    Interest expense, net, for 2004, decreased $1.2 million, or 3.0%, to $39.0 million from $40.2 million for 2003. This decrease was due primarily to the decrease in our revolving credit facility during 2004.

Write off of recapitalization transaction costs.    We incurred a write off of recapitalization transactions cost during 2004 of $19.3 million related to the cancelled income deposit securities (IDS) offering and senior subordinated notes. We did not incur such a write off in 2003.

Foreign Exchange Losses and Other Derivative Losses, Net.    Foreign exchange losses and other derivative losses, net, for 2004, were $12.9 million compared to $4.0 million in 2003. This $8.9 million increase was primarily attributable to unrealized losses on foreign exchange contracts, partially offset by unrealized gains recognized during the period related to the time value portion of our financial derivatives designated as hedges. The net realized losses were primarily the result of the continued weakness of the U.S. dollar versus the Japanese yen. The unrealized gains were related to the time value portion of the foreign exchange contracts that result from the interest rate differential between the U.S. and Japan.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

Revenues.     Revenues for 2003 increased $78.5 million, or 23.6%, to $411.4 million from $332.9 million for 2002. This increase was almost entirely due to the inclusion of catfish sales for the entire year in 2003. At-sea processing revenues for 2003 decreased $23.1 million to $229.8 million from $252.9 million for the prior year primarily due to lower surimi prices and sales volume. Land-based processing revenues for 2003 increased $101.5 million to $181.5 million from $80.0 million for 2002, almost entirely due to the inclusion of catfish sales for 2003 as a result of the December 2002 acquisition of Southern Pride.

Cost of Sales.    Cost of sales for 2003 increased $74.3 million, or 31.6%, to $309.2 million from $234.9 million in 2002. At-sea processing cost of sales for 2003 decreased $12.2 million to $150.8 million from $163.0 million for the prior year, primarily due to the lower sales volumes of pollock surimi in 2003. Land-based processing cost of sales for 2003 increased $86.5 million to $158.4 million from $71.9 million for the prior year, almost entirely due to the inclusion of catfish operations in 2003.

Gross Profit.    Gross profit for 2003 increased $4.1 million, or 4.2%, to $102.1 million from $98.0 million for 2002, and gross margin over the same period decreased to 24.8% from 29.4%, primarily due to a higher proportion of lower margin land-based processing sales in 2003 as compared to 2002. At-sea processing gross margin decreased in 2003 to 34.4% from 35.5% in 2002 primarily due to lower margins on surimi sales. Land-based processing gross margin for 2003 increased in 2003 to 12.7% from to 10.1% for 2002 primarily due to the inclusion of Southern Pride Catfish.

Selling, General and Administrative Expenses.    For 2003, selling, general and administrative expenses including equity-based compensation decreased $12.0 million, or 23.1%, to $39.9 million from $51.9 million for 2002. This decrease was primarily due to a decrease in equity-based compensation charges of $16.2 million, partially offset by additional expenses incurred as a result of the acquisition of Southern Pride, and the absence of management bonuses in 2003, as compared to $2.3 million of management bonuses in 2002. Equity-based compensation charges were higher in 2002 primarily as the result of the vesting of certain options related to the April 2002 recapitalization and the partial sale of units held by one of our partners.

Amortization and Depreciation.    Amortization and depreciation, excluding amounts classified as cost of sales for 2003 increased $0.9 million, or 39.1%, to $3.2 million from $2.3 million for 2002. This increase was primarily due to the amortization of other intangibles, which were purchased in connection with the acquisition of Southern Pride in December 2002.

Interest Expense, Net (including related party interest).    Interest expense, net, for 2003, increased $1.4 million to $40.2 million from $38.8 million for 2002. The increase in interest expense, net, was mainly attributable to an increase in amounts borrowed under our credit facility in connection with the acquisition of Southern Pride, partially offset by a decline in interest rates.

Foreign Exchange Losses (Gains) and Other Derivative Losses (Gains), Net.    Foreign exchange losses and other derivative losses, net, for 2003, were $4.0 million compared to $19.0 million in foreign exchange gains and other derivative gains, net for the comparable period in 2002. This decrease of $23.0 million was primarily attributable to net unrealized losses, recognized during the period related to the ineffective portion of our financial derivatives designated as hedges. The unrealized losses were primarily the result of a decrease in the U.S. dollar versus the Japanese yen and a decrease in the forward points that result from the interest rate differential.

Seasonality

The U.S. Bering Sea pollock fishery is split into two distinct fishing seasons, known as the “A” and “B” seasons. The A season opens in January and typically ends in April. During the A season pollock are spawning and therefore typically carry more high-value roe, making this season the more profitable one. During the A season, we also produce other products such as surimi and fillet blocks, although yields on these products are slightly lower in A season compared to B season due to the prioritization of roe production in the A season. Although the A season typically accounts for approximately 40% of our year’s total pollock harvest measured by weight, it represents a majority of our revenues for the year due to the higher value of roe that is recovered during the A season.

The pollock B season occurs in the latter half of the year, typically beginning in July and extending through the end of October. The primary products produced in the B season are surimi and fillet blocks. The B season typically accounts for approximately 60% of our year’s total pollock harvest.

The freezer-longliner Pacific cod fishery is divided into two seasons. Of the annual quota, approximately 60% is allocated to the A season and the remaining 40% is allocated to the B season. The A season begins January 1st and runs until the season quota is caught, and the B season begins in mid-August and runs until the season quota is caught.

To illustrate the seasonal impact of our distinct fishing seasons for all of our operations, the table below shows our quarterly dispersion of our revenues and gross profit, expressed in terms of percentage, for the years ended December 31, 2002, 2003, and 2004:

	A Season		B Season
	Q1	Q2	Q3	Q4
Revenues:
2002	25%	30%	22%	23%
2003	27	30	20	23
2004	29	28	20	23
Gross profit:
2002	36%	30%	23%	11%
2003	40	32	18	10
2004	47	28	21	4

Our fishing seasons, including the important January-to-April pollock season, straddle more than one quarter. Additionally, the timing of our sales fluctuates from quarter to quarter. As a result, the timing of the recognition of significant amounts of revenues can vary from one quarter to another.

Historically the gross profit generated as a percentage of revenues in the fourth quarter has been less than the prior three quarters of each year. This is due primarily to less high-margin roe sales and the timing of the sales of B season production in our at-sea processing segment. Additionally, in the fourth quarter of 2004 gross profits declined below historical levels primarily as a result of higher catfish farm prices and lower catfish processing yields in our land-based processing segment.

Financing Activities

Senior Discount Notes

On October 19, 2004, ASG Consolidated LLC, our direct parent (ASG Consolidated), completed an offering of 11 1/2% Senior Discount Notes in the aggregate principal amount of $196.0 million at maturity in November 2011. The Senior Discount Notes were issued at a substantial discount from their aggregate principal amount at maturity to generate gross proceeds of $124.9 million. As of December 31, 2004, the carrying amount of this debt was approximately $127.7 million, which is not recorded on our consolidated balance sheet. The accreted value of each note increases from the date of issuance until November 1, 2008 such that the accreted value at that date will equal the principal amount at maturity. The carrying balance on the notes will accrete using the effective interest method from origination through the period ending November 1, 2008. No interest will be paid during this period. Thereafter, interest will accrue and be payable semi-annually on May 1 and November 1 of each year at a fixed annual rate of 11 1/2%. The first interest-only payment is due on May 1, 2009.

The proceeds of the Senior Discount Notes were distributed, directly or indirectly, to American Seafoods Consolidated LLC (American Seafoods Consolidated). American Seafoods Consolidated distributed such amount to its parent, American Seafoods Holdings LLC (Holdings), which used approximately $32.7 million to repurchase its outstanding redeemable preferred equity units and approximately $5.5 million to repay its indebtedness. ASG Consolidated also incurred related fees and expenses totaling $4.3 million. The balance of approximately $81.9 million was distributed to ASLP, which in turn distributed the funds to its partners.

ASG Consolidated is wholly dependent on distributions from us to meet its debt service obligations. Our ability to make distributions to ASG Consolidated will depend upon our operating results. We are subject to restrictions under our Credit Agreement and the indenture governing our Senior Subordinated Notes. We and our subsidiaries have not guaranteed the repayment of the Senior Discount Notes.

Non-Cash Capital Contribution

During the fourth quarter of 2004, ASLP made a non-cash capital contribution to ASG of a $20.0 million receivable from ASG related to equity-based compensation.

Tax Distributions

We make distributions to our ultimate equity holders for the tax liabilities they incur on their allocated portion of our taxable income. More specifically, we will make distributions to these holders in amounts equal to the theoretical tax on our taxable income (determined without regard to deductions for interest on the notes or other deductions incurred by entities above us), which we will in turn distribute to our owners (whether or not such amounts are required by such owners actually to pay taxes on the income that we allocate to them). These payments are recorded as distributions to members on the statements of members’ equity (deficit).

During 2004, ASC, Inc. received a tax refund in the amount of $2.2 million of prior year’s taxes. ASC, Inc. remitted the amount of its tax refund to us, which was recorded as a tax refund contribution on the statement of members’ equity (deficit) in 2004.

April 2002 ASG Recapitalization

Senior Subordinated Notes.    On April 18, 2002, we issued and sold $175.0 million principal amount of 10 1/8% senior subordinated notes (Senior Subordinated Notes) due 2010 as part of a recapitalization. Concurrently with the offering of these notes, we entered into our credit facility. As part of the April 2002 recapitalization, we used the proceeds of the notes offering, together with borrowings of $325.9 million under the credit facility, to:

•	repay all outstanding debt under our old credit facilities;

•	repay all amounts outstanding (including accrued interest), under two senior subordinated promissory notes issued by our affiliates, ASC, Inc. and Holdings, to Norway Seafoods, the former owner of our business;

•	pay related fees and expenses; and

•	distribute the remainder of the borrowed amounts to our members.

In addition, we distributed to our then members cash on hand as of April 18, 2002. As a result, the aggregate amount of cash distributed to the ASLP partners was approximately $203.8 million, including $5.7 million of fees paid out of the distribution.

Credit Agreement.    In connection with our April 2002 recapitalization, we entered into a senior credit agreement (Credit Agreement) with a syndicate of banks, the administrative agent of which is Bank of America, N.A. Our Credit Agreement consists of a $75.0 million revolving credit facility and $370.0 million in term loans ($90.0 million Term A and $280.0 million Term B). Our obligations under the credit facility are secured by substantially all our assets. The agreement subjects us to various restrictive covenants, including limitations on our ability to prepay indebtedness (including our Senior Subordinated Notes), incur additional indebtedness, and requirements that we maintain specified financial ratios, such as maximum total leverage, minimum interest coverage and minimum fixed charge coverage.

In December 2002, we entered into an amendment to the Credit Agreement that provided, among other things, for an increase in the principal amount of the Term B loans by $50 million and consent to the acquisition of Southern Pride. We used the additional borrowing capacity to fund our acquisition of Southern Pride, to make certain payments related to the acquisition, pay related fees and expenses and for general corporate purposes. The assets we acquired are included in the security for the credit facility.

During January 2004, we obtained an amendment to our debt covenants at a cost of $0.4 million, which, among other things, adjusted the required leverage ratios as of December 31, 2003 and March 31, 2004 primarily due to adverse surimi prices. During the third quarter of 2003, an adjustment was made to reverse the management bonus accrued through June 30, 2003 of approximately $1.2 million in accordance with certain employment agreements and our general bonus policy, which require that performance bonuses are not payable for any year in which there is or would be a covenant violation. This amendment and the reversal of the bonuses allowed us to maintain compliance with the leverage ratio covenant under the credit agreement.

In October 2004, we entered into another amendment to our Credit Agreement that, among other things: (1) permitted the offering of the Senior Discount Notes by our direct parent, ASG Consolidated; (2) provided for guarantees by ASG Consolidated and its wholly-owned subsidiary, ASG Finance, Inc., of our obligations under the credit facility and a pledge of ASG Consolidated ownership interests in us to secure the guarantee; (3) permitted the sale of certain distribution related assets of Southern Pride Catfish Trucking, Inc. up to an aggregate fair market value of $7.5 million; (4) amended the required leverage ratio beginning September 30, 2004 and made other covenant modifications to provide necessary covenant relief to us primarily due to recent adverse surimi prices and a decline in the performance of our catfish operations; and (5) excluded certain expenses we incurred from the definition of EBITDA (earnings before interest, tax, depreciation and amortization) for our covenant calculations, including the write-off of offering costs of up to $19.0 million related to our cancelled public IDS offering. As of December 31, 2004, there was $306.1 million of outstanding indebtedness under the credit facility, $27.5 million of an open letter of credit and approximately $31.0 million of unused borrowing capacity under the revolving credit facility.

Officer Loan

On July 2, 2002, we loaned $6.0 million to Bernt O. Bodal, our Chairman and Chief Executive Officer, to finance his purchase of equity interests in ASLP. The interest rate on this loan reset each January 1, April 1, July 1 and October 1 to the prime rate plus 1/2 percent. In October 2004, Mr. Bodal repaid the loan in full in the amount of approximately $6.3 million comprised of principal and interest.

Liquidity and Capital Resources

Overview

Our short-term and long-term liquidity needs arise primarily from: interest payments due on debt which are expected, based on our current capital structure, to be between $36.0 million and $39.0 million for 2005; scheduled principal repayments on debt of approximately $26.5 million in 2005, $19.5 million in 2006, $34.1 million in 2007, $30.3 million in 2008, $195.7 million in 2009 and $175.0 million thereafter; potential acquisitions; and working capital requirements arising as a result of the seasonality of our business and as may be needed to support business growth. We expect to fund our liquidity needs primarily with cash generated from operations and, to the extent necessary, through additional borrowings under our revolving line of credit, which matures in 2007.

We conduct all of our operations through our subsidiaries. As a result, we are wholly dependent on distributions from our subsidiaries to meet our debt service obligations. Therefore, our ability to make distributions to our equity holders will depend upon the operating results of our subsidiaries, and is subject to restrictions under the Credit Agreement and the indenture governing our Senior Subordinated Notes, as well as any future indebtedness incurred by our subsidiaries.

The Credit Agreement does not permit us to pay principal amounts on our Senior Subordinated Notes. Our Senior Subordinated Notes mature and are payable in full on April 15, 2010. Accordingly, we will need to refinance our credit facility at or prior to its maturity on terms that permit payments sufficient to pay principal on the Senior Subordinated Notes at maturity, or else we will have to refinance the Senior Subordinated Notes. We might not be able to refinance the credit facility at such time on such terms, and our ability to do so will depend both on our own operating performance and on the state of credit markets at the time. Our Credit Agreement also requires us to make excess cash flow payments, as defined in the agreement, which reduce the principal balance on the bank term loans and future quarterly principal payments. In the years ended December 31, 2003 and 2004, we made such additional principal payments of $33.4 million and $8.3 million, respectively. In 2002, we did not make any additional principal payments.

Historical Cash Flow

Cash flow from operating activities was $68.4 million, $46.5 million, and $94.1 million for 2004, 2003 and 2002, respectively. The increase in 2004 over 2003 was primarily the result of a reduction in non-cash working capital during 2004 primarily due to an increase in collection of accounts receivable as compared to the prior year period, and the sale of larger volumes of inventory held over from the prior year B season as compared to 2003. The decrease in cash flow from operating activities from 2002 to 2003 was due to a net increase in non-cash working capital, excluding the current portion of long-term debt, primarily related to accounts receivable and carry-over at-sea processing inventories.

Cash flow used in investing activities was $10.8 million, $13.6 million and $58.8 million for 2004, 2003 and 2002, respectively. The decrease in 2004 from 2003 was primarily due to the collection of a $6.0 million related party loan from our chief executive officer. This amount was partially offset by our January 2004 purchase of the remaining minority ownership interest in PLC for $1.8 million, a $0.6 million increase in property, vessels and equipment purchases in 2004, and a $1.4 million increase in capital projects in progress. The decrease in cash used by investing activities from 2002 to 2003 was related principally to the acquisition of Southern Pride during 2002.

Cash used in financing activities was $62.1 million, $32.8 million and $32.4 million for 2004, 2003, and 2002, respectively. The increase in cash used in financing activities in 2004 over 2003 primarily reflects the cash used to make principal payments on the long-term debt, including the revolving credit facility, and incurring the costs related to the recapitalization transaction. During 2002, our cash flows from financing activities were primarily comprised of net borrowings and net payments of long-term debt, including the revolving credit facility. On April 18, 2002, we repaid all of our existing senior debt and seller notes in the amount of $305.6 million in connection with the our April 2002 recapitalization. Concurrently, we entered into the credit facility in the amount of $445.0 million, which includes two term loans for $370.0 million and a revolving credit line of $75.0 million, and subordinated notes of $175.0 million. The total amount borrowed on the term loans and Senior Subordinated Notes was $545.0 million, of which $9.5 million had been paid down at December 31, 2002. As a policy, we repay our debt as required by our loan agreements and we pay down our revolving debt to reduce our interest cost and improve our leverage ratio as cash is available from our operating activities.

At December 31, 2004, we had $0.7 million of cash and cash equivalents and $31.0 million available under our revolving credit facility. We believe that the cash we expect to generate from operations and borrowing capabilities under our revolving credit facility will be sufficient to meet our liquidity requirements in the foreseeable future.

Other Factors Impacting Liquidity

Credit Facilities.    A significant portion of our credit facilities will mature during the years 2009 to 2010. We may be unable to renew or refinance the credit facilities at that time, or may complete such renewal or refinancing at less favorable terms. If we were unable to renew or refinance our credit facilities, our failure to repay all amounts due on the maturity date would cause a default.

Foreign Exchange and Other Derivatives Contracts.    Our liquidity is impacted by unrealized losses sustained by our portfolio of foreign exchange and other derivatives contracts. A majority of these contracts have been entered into with a financial institution that requires collateralization of unrealized losses sustained by the portfolio of contracts with this financial institution above $17.5 million. At December 31, 2004, collateral against the unrealized losses on contracts in excess of the $17.5 million threshold was $21.4 million, which was satisfied by a standby letter of credit in the amount of $27.5 million.

To mitigate our short-term liquidity risks with respect to these collateralization requirements, from time to time we placed standing orders to forward purchase Japanese yen should the yen strengthen to certain spot rates. During the first six months of 2004, we had three of these standing orders, each with notional amounts of $125 million and maturity dates of July 30, 2004. All of these aforementioned contracts were settled on July 30, 2004 for a net loss of approximately ($1.9) million. During 2004, we entered into a number of foreign exchange contracts to purchase Japanese yen for U.S. dollars with an aggregate notional amount of $512.5 million, exchange rates ranging from 108.75 Japanese yen per U.S. dollar to 104.80 Japanese yen per U.S. dollar and maturity dates between July 30, 2004 and March 30, 2006. These foreign exchange instruments were not designated as hedges so all realized and unrealized gains and losses were recognized in earnings. We sold all of our positions on these contracts or the contracts matured during the year at a net realized gain of $0.1 million.

Cross Currency Interest Rate Swaps.    In August 2004, primarily in order to mitigate liquidity risk related to the impact of strengthening Japanese yen on our foreign exchange portfolio and related collateral agreement, we entered into variable to fixed-rate cross currency interest swap contracts with an aggregate notional amount of $75.0 million in anticipation of the completion of the IDS offering and subordinated notes. Under the terms of these contracts, we pay a fixed rate of interest in Japanese yen and receive payments on a variable rate of interest in U.S. dollars based on the three-month LIBOR rate. The objective of these instruments was to reduce our exposure to interest rate risk related to our new credit facility that was to have been in place upon consummation of the IDS offering and subordinated notes, and to provide additional risk management against Japanese currency fluctuations related to our sales to Japan. As these instruments have not been designated as hedges, any unrealized gains and losses resulting from the change in fair value are recognized in our earnings as a component of gain or loss on other derivatives. On September 27, 2004, we terminated one of the cross currency swaps with a notional amount of $15.0 million for a nominal fee. As of December 31, 2004, we were party to cross currency interest swap contracts with an aggregate notional amount of $60 million outstanding. The fair value of these outstanding contracts at December 31, 2004 was an unrealized loss of approximately $6.3 million.

Tax Matters.    We and our significant subsidiaries are flow-through entities for income tax purposes. We have been and will continue to be obligated, therefore, to make distributions to our members for the tax liabilities they incur on their allocated portion of our taxable income. More specifically, we will make distributions to ASG Consolidated in amounts equal to the theoretical tax on ASG’s taxable income (determined without regard to deductions for interest on the notes or other deductions incurred by entities above us), which ASG Consolidated will in turn distribute to our owners (whether or not such amounts are required by such owners actually to pay taxes on the income that we allocate to them).

Capital Expenditures.    Capital expenditures reflected below are additions to property, vessels and equipment that have been placed in service. Capital projects in process will be classified as property, vessels and equipment when completed and placed in service. Such expenditures were funded from cash flows from operations and borrowings under our senior credit facility.

	2002	2003	2004
	(dollars in millions)
Fishing gear	$0.8	$1.1	$2.6
Machinery and equipment	5.2	9.3	7.1
Major scheduled vessel maintenance	2.7	0.3	1.6
Other	0.7	1.6	1.6

Total capital expenditures	9.4	12.3	12.9
Capital projects in process	—	0.4	1.8

Total capital expenditures and capital projects in process	$9.4	$12.7	$14.7

The $0.6 million increase in capital expenditures from 2003 to 2004 was primarily attributable to the timing of major scheduled shipyard maintenance and the purchase of fishing gear. The $1.4 million increase in capital projects in process from 2003 to 2004 was due to the timing of the completion of projects related to our fishing vessels. In addition to capital expenditures, we spent $8.2 million, $8.4 million and $8.0 million on vessel maintenance, which was expensed during the years ended December 31, 2002, 2003 and 2004, respectively.

In 2005 and 2006, we estimate that annual capital expenditures will be $12.0 million to $15.0 million.

Debt Covenants

The Credit Agreement requires us to meet certain financial tests, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. In addition, the Credit Agreement contains certain covenants which, among other things, limit the incurrence of additional indebtedness, liens and encumbrances, changes in the nature of our business, investments, dividends and other restricted payments, prepayments of certain indebtedness, certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. Such restrictions could limit our ability to respond to certain market conditions, meet our capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The indentures governing our Senior Subordinated Notes and ASG Consolidated’s Senior Discount Notes impose similar restrictions on the operation of our business. But for us entering into an amendment to our Credit Agreement in October 2004, our leverage ratio as of December 31, 2004 would have exceeded the level required to remain in compliance with the leverage ratio covenant under the Credit Agreement. The leverage ratio is calculated for purposes of the Credit Agreement based on the ratio of Adjusted EBITDA to outstanding debt (both as defined in the Credit Agreement). See “—Financing Activities.”

Contractual Obligations and Commercial Commitments

The following table provides aggregated information about our contractual obligations as of December 31, 2004 (in thousands):

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt, principal payments only	$481,122	$26,547	$53,623	$225,952	$175,000
Operating leases (1)	15,063	3,764	7,302	3,997	—
Unconditional purchase obligations:
Community development quota and catcher boat commitments (2)	30,330	30,330	—	—	—
Catfish purchases (3)	24,000	3,000	6,000	6,000	9,000
Letters of credit (4)	21,387	2,850	18,537	—	—
Purchase orders	6,752	6,752	—	—	—
Employment and consulting contracts	2,341	1,566	775	—	—

Total contractual cash obligations	$580,995	$74,809	$86,237	$235,949	$184,000

(1)	Includes payments to ASLP for aircraft leases.
(2)	An estimated amount based on 2005 the total allowable catch and allocated quotas.
(3)	Consists of catfish purchases of 5.0 million pounds per year under an agreement with the prior owner of Southern Pride based on a market indexed rate, which was approximately $0.67 per pound at December 31, 2004.
(4)	Letters of credit associated with derivative instruments are allocated between years based on the term of the underlying contract. At December 31, 2004, collateral against unrealized losses on contracts in excess of the $17.5 million threshold was $21.4 million, which was satisfied by a standby letter of credit in the amount of $27.5 million.

The table above excludes derivative contracts under which we are obligated to net settle the contracts as described in “Note 5—Derivative Financial Instruments” in our consolidated financial statements included elsewhere in this annual report, because the settlements under these contracts are variable based on the notional amounts and changes in the underlying indices.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Foreign exchange contracts.    We record gains and losses on foreign currency transactions following SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Foreign exchange contracts are used to hedge the variability of future cash flows associated with Japanese yen-denominated sales due to changes in foreign currency exchange rates. The effectiveness of the hedged transactions is measured by changes in spot rates and the gain or loss resulting from the change in time value is recognized currently in earnings. The unrealized gains and losses resulting from the change in spot rates, or the effective portion, are recorded in other comprehensive income. These gains and losses are recognized in revenues when the forecasted sales occur. Gains and losses resulting from all derivative instruments not designated or documented as hedges, and the ineffective portion of hedges, representing the time value component of the contract, are recognized currently in earnings. See “Item 1—Business—Risk Factors—Our business is subject to Japanese currency fluctuations that could materially adversely affect our financial condition and liquidity.”

Our profitability depends in part on revenues received in Japanese yen as a result of sales in Japan. Japanese sales represented 39.6%, 24.9% and 27.0% of our total revenues in 2002, 2003 and 2004, respectively. A decline in the value of Japanese yen against the U.S. dollar would adversely affect our earnings from sales in Japan. Fluctuations in currency are beyond our control and are unpredictable. From January 1 through December 31, 2002, the value of the dollar decreased by 9.6% against the Japanese yen, from 131.3 Japanese yen per U.S. dollar to 118.6 Japanese yen per U.S. dollar, respectively. In 2003, the value of the dollar decreased by 9.9% against the Japanese yen, from 118.6 Japanese yen per U.S. dollar to 106.9 Japanese yen per U.S. dollar. During 2004, the value of the dollar decreased by 3.9% against the Japanese yen, from 106.9 Japanese yen per U.S. dollar to 102.7 Japanese yen per U.S. dollar. While we conduct hedging activities to mitigate the risk of currency fluctuations, these hedging activities may not be sufficient to provide complete protection against loss and accordingly, any such fluctuations could adversely affect our revenues.

Long-Lived Assets.    Long-lived assets and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We have no indefinite life intangible assets. Asset groups to be held and used are evaluated for impairment by comparing the carrying amount to the future net cash flows expected to be generated by the asset group. If the carrying amount of the assets exceeds the expected future net cash flows, undiscounted and without interest, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the asset groups. Asset groups to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill.    We assess goodwill for impairment by applying a fair value based test at least annually or on an interim basis if circumstances change or events occur that indicate that goodwill may be impaired. We have no other intangibles with an indefinite life. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is evaluated for impairment by using a two-step process. Step 1 involves determining the fair value of the reporting unit, which is compared to the carrying amount of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, then the goodwill may be impaired and Step 2 is then required. In Step 2, the implied value of the goodwill is determined as the difference between the fair value of the reporting unit and the fair value of its net assets. If the carrying amount of the goodwill exceeds the implied value, an impairment loss is recognized to the extent of the difference. In accordance with SFAS No. 142, we assign goodwill to the reporting units that we expect to benefit from the expected synergies of the business combinations that we have entered into.

Vessel maintenance.    A significant portion of our operations take place on our vessels. On January 28, 2000, the purchase of our vessels was part of the total acquisition of our core business. Our vessels were recorded at their estimated fair market values, with approximately 60% categorized as vessel equipment and machinery with an estimated useful life of seven years and approximately 40% as vessel hull with an estimated useful life of twenty-five years. We depreciate these assets on a straight-line basis over their estimated useful lives.

We incur expenses to repair and maintain our vessels. Repairs and ordinary maintenance are expensed as incurred while significant additions and improvements are capitalized. To maintain our Det Norske Veritas class certification, the highest vessel certification in the industry, our vessels must undergo scheduled major shipyard maintenance every three to five years. As a part of this scheduled maintenance, we may also have major vessel components overhauled. The costs for this major shipyard maintenance are capitalized and charged to operations on a pro-rata basis during the period through the next scheduled major shipyard maintenance.

Valuation Accounts.    We have three valuation accounts recorded on our balance sheet. The allowance for trade accounts receivable reflects management’s estimate of potential losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. It is our policy to write off accounts as collectibility becomes remote. The allowance for trade accounts receivable balance was approximately $0.7 million and $1.5 million at December 31, 2003 and 2004, respectively. Total bad debt write-offs were $0.1 million, $0.1 million and $0.6 million for the years ended December 31, 2002, 2003 and 2004, respectively. We also had an allowance of $2.0 million and $2.6 million recorded at December 31, 2003 and 2004, respectively, for a receivable due from one of our insurance providers, that filed for bankruptcy in March 2001.

Equity-Based Compensation.    Certain of our employees have equity-based compensation arrangements under which they received options to acquire partnership units of ASLP. We follow the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 to account for equity-based compensation. The related compensation cost has been pushed down to our financial statements, and the deferred compensation has been recorded as a contribution from our parent. We determined the amount of equity-based compensation recorded under APB No. 25 based on the excess of the fair value of ASLP’s partnership units above the exercise price of the option on the applicable measurement date, which is generally the date that the number of units subject to the option and the option exercise price are known. All of our equity- based compensation plans are variable, meaning we update our estimate of fair value of the ASLP units and adjust compensation expense each period. Since ASLP’s partnership units are not publicly traded, we estimate their fair value based on current operating results and the historical relationship of these results to the sales price of ASLP’s previous equity offerings, comparable industry information, and our expectations with respect to the sales price of our securities in proposed or contemplated future transactions.

These options were granted with various vesting requirements. Series A options vest over time, and compensation expense is recognized ratably over the vesting period. Series C, D and F options vest based on the achievement of performance targets relating to a specified internal rate of return in connection with (i) an exit or 50% sell-down of its investment by a partner of ASLP, (ii) a deemed exit event that occurs on January 28, 2006, or (iii) a sale of more than 25% of the outstanding partnership interest by such partners, and compensation expense is recognized for these options when achievement of the performance targets is probable. Series E options vest based on the achievement of performance targets relating to specified EBITDA targets, and compensation expense for these options is recognized ratably over the vesting period based on the number of options expected to vest.

In connection with the distribution of the proceeds from the Senior Discount Notes in October 2004, we provided optionholders two alternatives with respect to the treatment of their options. Under the first alternative, all outstanding Series A awards and a portion of the Series C, D and E awards vested immediately prior to the distribution. No Series F awards vested. In addition, in order to compensate for the reduction in value caused by the distribution, we reduced the exercise price of our remaining outstanding unvested Series E and F options to an amount equal to the greater of (i) the current exercise price reduced by the distribution amount on the underlying units or (ii) the fair market value of the units after the distribution, and to make a cash payment by ASLP to holders of the remaining outstanding unvested Series C and D options in an amount equal to the per unit distribution amount for each unit underlying their remaining unvested options.

We offered our optionholders an alternative to the accelerated vesting of their options described above. Those optionholders who elected this alternative received pro-rata vesting of their Series A options based on their service period through the date of the transactions, received vesting on all other options to the extent that they would have received vesting under the acceleration event, and received a reduction in the exercise price on all options that have an exercise price in excess of the fair market value of the units after the distribution to an amount equal to the greater of (i) the current exercise price reduced by the distribution amount on the underlying units or (ii) the fair market value of the underlying units after the distribution. As all of these amendments became effective after the completion of the Senior Discount Notes offering by ASG Consolidated; optionholders that chose this alternative did not participate in any of the distribution of proceeds from the offering.

The modification and acceleration set forth above, together with compensation expensed recognized as equity-based compensation awards vested, resulted in the recognition by us of compensation expense of $2.9 million.

Recently issued accounting pronouncements

Prospective Accounting Pronouncements. The Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (123R), in December 2004. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the fair value of employee awards issued, modified, repurchased or cancelled after implementation under share-based payment arrangements to be measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost will then be recognized in the statement of earnings over the service period. Accordingly, if we were to adopt SFAS No. 123R, we anticipate that there would be no effect on the financial statements for options outstanding prior to adoption. As we have no equity securities traded in a public market, we are required to implement SFAS No. 123R using the prospective transition method not later than fiscal 2006.

The FASB issued SFAS No. 151, Inventory Costs–An Amendment of ARB No. 43, Chapter 4 in November 2004. Statement 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversions be based on normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the first quarter of fiscal 2006. We are currently evaluating the effect that the adoption of SFAS 151 will have on our financial position and results of operations but do not expect it to be material.

The FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets–An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions in December 2004. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005, and is required to be adopted by us in the third quarter of fiscal 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our financial position and results of operations but do not expect it to be material.

In November 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations. The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods that began after December 15, 2004. We do not believe that the adoption of EITF 03-13 will have a significant effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Pollock Market Conditions.    Each of the products produced from pollock has different pricing characteristics. The price of pollock roe is heavily influenced by the size and condition of roe skeins, color and freshness of the roe and the maturity of the fish caught. Catcher-processors are more likely to produce higher quality roe because they process the fish within hours of being caught, rather than several days later as is the case with inshore processors. In addition, roe prices are influenced by anticipated Russian and U.S. production and Japanese inventory carry-over, because roe is consumed almost exclusively in Japan. The U.S. Bering Sea pollock fishery commonly produces the highest quality roe.

The prices of surimi and fillets are influenced primarily by expected production in the U.S. and Russian pollock fisheries, and other factors such as carry-over inventories and changes in demand. Because surimi and fillet blocks often are composed of the same raw material, the demand for one product can influence the price of the other. Surimi and fillet blocks are also produced utilizing species of fish other than pollock, such as hake or itoyori species. However, due to differences in flesh attributes between pollock and other species, the surimi and block produced from other species are generally not used as substitutes for pollock products and thus have only a modest influence on pollock pricing. Fillet blocks are often supplied by both the U.S. Bering Sea pollock fishery and the Russian fisheries.

In 2002, 2003 and 2004, we harvested an aggregate of approximately 17.9%, 18.7% and 20.1% respectively, of the total allowable catch in the U.S. Bering Sea pollock fishery. We are allocated 16.8% of the directed pollock catch under our Cooperative agreements, and we purchase the right for a period of time to harvest another 0.7% of the directed pollock catch from other vessels in our fishery, bringing us to 17.5% of the directed pollock catch (which is the maximum permitted harvesting allocation of the directed pollock catch by any single entity). Our share of the directed pollock catch represented approximately 15.1% of the total allowable catch. We supplemented our share of the directed pollock catch in 2002, 2003 and 2004 by purchasing approximately 28.0%, 36.0% and 54.0%, respectively, of the community development quota (or 2.8%, 3.6% and 5.4%, respectively, of the total allowable catch) from Alaska Community Development Groups, two of which are equity investors in our company.

Catfish Market Conditions.    During the second half of 2003, many of the farmers from whom we purchase catfish increased their prices to levels that jeopardized our ability to maintain satisfactory profit margins in the catfish processing operations. As a result, in September 2003, we closed our catfish processing plant in Demopolis, Alabama for approximately three weeks, after which period the plant resumed full operations. The plant closure involved a layoff of approximately 270 employees, nearly all of whom were rehired on the plant’s reopening. The high fish cost trend has continued and fish costs have been approximately 21.8% higher on a per pound basis during the year ended December 31, 2004 as compared to 2003, which is generally consistent with the industry wide increase of prices paid to catfish farmers. While market prices for our catfish products have improved somewhat in 2004 over the same prior year period, such improvement has not offset the increase in fish costs. See “Item 1—Business—Risk Factors—Risks Relating to Our Business—If prices at which we purchase catfish remain at high levels or increase, in either case without a proportionate increase in the prices at which we sell our catfish products, our ability to maintain profitability in our catfish processing operations will be adversely affected.”

Foreign Currency, Interest Rate and Commodity Hedging.    We are exposed to cash flow and earnings risk from certain changes in the yen foreign currency exchange rate, interest rates and diesel fuel prices. To mitigate the risk related to these factors, we utilize forward currency contracts, cross-currency swaps, interest rate caps and other derivative commodity instruments, principally futures contracts. As of December 31, 2004, we had open foreign exchange contracts maturing through December 30, 2008 with total notional amounts of $627.6 million, including $150.0 million subject to extension agreements.

We have extension agreements to enter into foreign exchange contracts. Two of the extension agreements expire between March 2006 and December 2007 and between September 2006 and March 2008 and would become binding and effective only if the spot rate falls below a pre-specified level (the trigger) on or before December 2005 or March 2006, respectively. If the spot rate does not reach the trigger by December 2005 or March 2006, then neither we nor the counterparty shall have any right or obligation with respect to any of these extension agreements. The trigger for each of these two extension agreements is 99.0 Japanese yen per U.S. dollar and the notional amounts of these extension agreements are $150.0 million. We also had another extension agreement that had similar terms, which was triggered in October 2003 at 110.0 Japanese yen per U.S. dollar for notional amounts of $39.0 million, which were designated and documented as hedges at that time.

At December 31, 2004, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to sell Japanese yen, which have total notional amounts of $477.6 million and are staggered over a rolling 48-month timeframe, to changes in exchange rates. A hypothetical adverse Japanese yen exchange rate movement of 1% against our forward foreign exchange contracts would have resulted in a potential loss in fair value of these contracts of approximately $4.3 million. All such losses on these forward foreign exchange contracts would be substantially offset by gains on the underlying Japanese yen sales that we have hedged. We have certain collateralization requirements with a bank representing the majority of these contracts. We are required to post collateral if the market value of our forward foreign exchange contracts drops below a certain level. As of December 31, 2003 and 2004, we had posted a $16.0 million and $27.5 million letter of credit, respectively. In addition, an unconsolidated affiliate deposited $1.5 million as collateral as of December 31, 2003. During 2004, primarily in order to mitigate liquidity risk related to the impact of the strengthening Japanese yen on our foreign exchange portfolio and related collateral agreement, we entered into a number of foreign exchange contracts to purchase Japanese yen for U.S. dollars with an aggregate notional amount of $512.5 million, exchange rates ranging from 108.75 Japanese yen per U.S. dollar to 104.80 Japanese yen per U.S. dollar and maturity dates between July 30, 2004 and March 30, 2006. These foreign exchange instruments were not designated as hedges so all realized and unrealized gains and losses were recognized in earnings. We sold all our positions on these contracts or the contracts matured during the year at a net realized gain of $0.1 million.

Prior to the acquisition of our business by Centre Partners in January 28, 2000, Aker RGI ASA, or Aker, the parent of Norway Seafoods, had entered into a currency forward transaction with Sparebanken NOR and a forward transaction with Den norske Bank ASA. On January 28, 2000, in connection with the acquisition of our business, Aker entered into an agreement with us whereby Aker is obligated to pay us all amounts less a nominal fee that Aker receives from Sparebanken NOR or Den norske Bank ASA, and we are obligated to pay Aker all amounts that Aker must pay to Sparebanken NOR or Den norske Bank ASA. Aker also had, as of December 31, 2004, exercisable foreign currency options with Sparebanken NOR with total notional amounts of $20.6 million maturing through July 2005. These options will become forward foreign currency exchange contracts at our election.

We enter into fuel hedges whereby we pay a fixed price per gallon and receive a floating price per gallon with the payments being calculated on a notional gallon amount. Our policy is to hedge at least 50% of the forecasted fuel usage for any given season. As of December 31, 2004, we had open contracts with terms through October 31, 2006. The objective of the swap agreements is to hedge the variability of future fuel prices. In accordance with our hedging policy in relation to these contracts, we perform periodic assessments of effectiveness on at least a quarterly basis. Based on the results of these analyses, we considered these instruments to be highly effective as of the year ended December 31, 2003 and we recorded an unrealized gain of approximately $1.1 million as a component of accumulated other comprehensive income for this period. We performed this analysis when we entered into fuel contracts in November 2004 and determined that the instruments entered in 2004 were not effective. Accordingly, we recorded an unrealized loss of approximately $0.7 million representing the fair value of these instruments as of December 31, 2004 in the statement of operations as a component of gain or loss on other derivatives.

Interest Rates.    The Credit Agreement requires us to hedge the variable interest rate on a portion of the outstanding senior debt to convert such debt to fixed-rate debt. We are required to enter into hedging transactions such that no less than 50% of the aggregate principal amount of the term loans and our Senior Subordinated Notes is effectively fixed rate debt until June 25, 2005.

We have interest rate caps with aggregate notional amounts of $93.5 million. The cap rate is 5.0% and the variable rate is the U.S. dollar three month LIBOR. As we do not consider these instruments to be effective until the interest rate of the underlying instrument exceeds the cap rate, we record any unrealized gains or losses in the earnings as a component of gain or loss on other derivatives. The fair value of these instruments was, in the aggregate, not material at December 31, 2003 and 2004. The objective of the agreements is to hedge the variability of future cash flows associated with changes in variable interest rates.

In addition to the interest hedges applicable to our senior debt, interest on our Senior Subordinated Notes have a fixed rate. Approximately 51% and 56% of our total debt effectively has a fixed interest rate or is hedged by interest rate caps as of December 31, 2003 and 2004, respectively. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Members

American Seafoods Group LLC:

We have audited the accompanying consolidated balance sheets of American Seafoods Group LLC and subsidiaries (the Company) as of December 31, 2003 and 2004 and the related consolidated statements of operations, members’ equity (deficit) and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Seafoods Group LLC and subsidiaries as of December 31, 2003 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its accounting policy for classification of shipping and handling costs in 2004.

/s/    KPMG LLP

Seattle, Washington

March 28, 2005

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$5,268	$740
Trade accounts receivable, net of allowance of $691 and $1,460	38,155	38,042
Receivables from related parties	111	98
Inventories	53,549	50,647
Prepaid expenses	4,549	8,062
Unrealized gains on derivatives	3,275	—
Other	6,213	5,114

Total current assets	111,120	102,703

Property, vessels and equipment, net	225,965	198,335
Capital projects in process	436	1,835

Other assets:
Cooperative and fishing rights, net of accumulated amortization of $61,255 and $65,302	86,321	83,093
Goodwill	40,847	33,676
Deferred financing costs, net of accumulated amortization of $8,347 and $13,622	27,951	23,603
Other intangibles, net of accumulated amortization of $521 and $1,078	4,433	3,944
Unrealized gains on derivatives	1,543	2,063
Restricted cash	419	405
Receivable from related party	6,000	—
Other	14,413	8,421

Total other assets	181,927	155,205

Total assets	$519,448	$458,078

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$40,743	$32,514
Current portion of long-term debt	15,929	26,547
Unrealized losses on derivatives	6,919	10,983
Payables to related parties	1,609	1,900

Total current liabilities	65,200	71,944

Long-term liabilities:
Long-term debt, net of current portion	511,353	454,575
Unrealized losses on derivatives	37,017	50,112
Payable to related party	17,037	—

Total long-term liabilities	565,407	504,687

Total liabilities	630,607	576,631

Commitments and contingencies

Minority interest in consolidated subsidiary	982	—

Members’ equity (deficit):
Members’ deficit	(62,498)	(72,511)
Accumulated other comprehensive loss	(49,643)	(46,042)

Total members’ equity (deficit)	(112,141)	(118,553)

Total liabilities and members’ equity (deficit)	$519,448	$458,078

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31.
	2002	2003	2004
Net sales and revenues:
Seafood sales	$331,978	$409,001	$460,579
Revenues—related parties	709	—	—
Other	185	2,362	1,088

Total sales and revenues	332,872	411,363	461,667
Cost of sales:
Cost of sales, including depreciation and amortization of $38,013, $38,993 and $42,960	188,174	266,225	319,248
Cost of sales—related parties	22,736	17,324	21,257
Shipping and handling costs	23,993	25,697	32,246

Gross profit	97,969	102,117	88,916

Operating expenses:
Selling, general and administrative expenses, excluding equity-based compensation and related parties	30,041	33,536	31,479
Selling, general and administrative expenses—related parties	948	1,657	1,804
Equity-based compensation	20,929	4,703	2,931
Amortization and depreciation	2,298	3,227	3,107
Goodwill impairment	—	—	7,171

Operating income	43,753	58,994	42,424

Other income (expense):
Interest expense	(34,076)	(40,573)	(39,302)
Write off of recapitalization transaction costs	—	—	(19,264)
Foreign exchange gains (losses), net	18,982	(4,030)	(5,814)
Other derivatives gains (losses), net	—	—	(7,098)
Related party interest income (expense), net	(4,744)	288	228
Interest income	55	67	75
Minority interest	401	(179)	—
Loss from debt repayment and related write-offs	(15,711)	—	—
Other	(83)	113	(106)

Total other income (expense)	(35,176)	(44,314)	(71,281)

Income (loss) before income taxes	8,577	14,680	(28,857)
Income tax provision	81	41	31

Net income (loss)	$8,496	$14,639	$(28,888)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Members’ Equity (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity (Deficit)	Comprehensive Income (Loss)
Balance, December 31, 2001	$123,818	$31,069	$154,887
Distributions to members	(206,015)	—	(206,015)
Contribution of interest in subsidiary	1,444	—	1,444
Net income	8,496	—	8,496	$8,496
Other comprehensive loss:
Unrealized losses on derivative instruments designated as hedges, net	—	(37,401)	(37,401)	(37,401)
Translation adjustment	—	8	8	8

Comprehensive loss				$(28,897)

Balance, December 31, 2002	$(72,257)	$(6,324)	$(78,581)

Distributions to members	(4,880)	—	(4,880)
Net income	14,639	—	14,639	$14,639
Other comprehensive loss:
Unrealized losses on derivative instruments designated as hedges, net	—	(43,319)	(43,319)	(43,319)

Comprehensive loss				$(28,680)

Balance, December 31, 2003	$(62,498)	$(49,643)	$(112,141)

Distributions to members	(3,296)	—	(3,296)
Contributions from members	22,171		22,171
Net loss	(28,888)	—	(28,888)	$(28,888)
Other comprehensive loss:
Unrealized gains on derivative instruments designated as hedges, net	—	3,600	3,600	3,600
Translation adjustment	—	1	1	1

Comprehensive loss				$(25,287)

Balance, December 31, 2004	$(72,511)	$(46,042)	$(118,553)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$8,496	$14,639	$(28,888)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,311	42,220	46,067
Unrealized (gains) losses on derivatives, net	(10,763)	10,332	23,514
Write off of recapitalization costs	—	—	19,264
Goodwill impairment	—	—	7,171
Amortization of deferred financing costs	3,849	5,228	5,275
Amortization of debt discount	485	—	—
Equity-based compensation	20,929	4,703	2,931
Loss on sale of property and equipment and other	—	211	142
Loss from debt repayment and related write offs	15,711	—	—
Minority interest	(401)	179	—
Change in operating assets and liabilities:
Trade accounts receivable, net	14,911	(11,228)	113
Net receivables and payables from related parties	(8,974)	—	304
Inventories, net of depreciation and amortization component	7,138	(21,673)	2,292
Prepaid expenses and other current assets	(156)	(4,019)	(2,414)
Other assets, net	77	(1,121)	(1,653)
Accounts payable and accrued expenses	2,443	6,987	(5,734)

Net cash flows from operating activities	94,056	46,458	68,384

Cash flows from investing activities:
Purchases of property, vessels and equipment	(9,431)	(12,313)	(12,948)
Related party (loans) repayment	(6,000)	—	6,000
Purchase of minority interest in Pacific Longline Company LLC	—	—	(1,800)
Additions to capital projects in process	—	(436)	(1,835)
Restricted cash withdrawals	—	—	14
Purchase of fishing rights	—	(1,016)	—
Acquisition of Southern Pride Catfish, net of acquired cash	(43,228)	—	—
Other	(106)	207	(271)

Net cash used in investing activities	(58,765)	(13,558)	(10,840)

Cash flows from financing activities:
Borrowings on long-term debt facilities	545,000	—	—
Distributions related to debt offerings	(187,279)	—	—
Principal payments on long-term debt	(323,177)	(55,520)	(23,160)
Net borrowings (repayments) on revolving debt facilities	(10,000)	37,499	(23,000)
Payment of recapitalization costs	—	(4,760)	(13,886)
Financing costs	(36,850)	(484)	(927)
Tax and other distributions to members	(18,736)	(4,880)	(3,298)
Capital contributions	—	—	2,199
Principal payments on obligations to related party	(1,350)	(4,638)	—
Other	—	(21)	—

Net cash used in financing activities	(32,392)	(32,804)	(62,072)

Net increase (decrease) in cash and cash equivalents	2,899	96	(4,528)
Cash and cash equivalents at beginning of year	2,273	5,172	5,268

Cash and cash equivalents at end of year	$5,172	$5,268	$740

Supplemental disclosures of cash flow information: Cash paid during the year for:
Interest	$33,212	$34,970	$35,171
Non-cash financing activities:
Capital contribution	—	—	19,972

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2004

Note 1.    Description of Business and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

American Seafoods Group LLC (ASG), a Delaware limited liability company, and its subsidiaries (collectively referred herein as the “Company”) harvest and process a variety of fish, either on board its sophisticated catcher-processor and freezer-longliner vessels or at its land-based processing facilities, and markets its products to its customers in North America, Asia and Europe. The Company is an at-sea harvester and processor of pollock, hake and cod in the U.S. In addition, the Company is a land-based processor of catfish and scallops, and secondary processor of pollock.

ASG was formed in January 2000. The sole owner of ASG is ASG Consolidated LLC (ASG Consolidated), which is held by American Seafoods Consolidated LLC (American Seafoods Consolidated) and ASC, Inc., both of which are held directly or indirectly by American Seafoods Holdings LLC (Holdings), which, in turn, is controlled by American Seafoods, L.P. (ASLP) and by its general partner, ASC Management, Inc. ASG has one class of member interests, and the liability of its member is limited to its member’s interests.

The consolidated financial statements include the accounts of ASG and its subsidiaries for all periods presented. All significant intercompany transactions and balances are eliminated in consolidation.

ASG has no independent assets or operations and has outstanding public debt. Guarantees of ASG’s debt by its subsidiaries are full and unconditional and joint and several, any subsidiaries other than the subsidiary guarantors are minor, and there are no significant restrictions on the ability of ASG or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.

Listed below are ASG’s principal operating subsidiaries with a description of their activities and the segment in which they are included. Each subsidiary is considered a reporting unit because it constitutes a business for which discrete financial information is available and management of each segment regularly reviews the operation results. At December 31, 2004, the principal operating subsidiaries are as follows:

At-Sea Processing Segment:

•	American Seafoods Company LLC (ASC) harvests and performs primary processing of mainly pollock, through its seven catcher-processor vessels that operate in the Bering Sea and coastal waters off Washington and Oregon. ASC also markets, sells and distributes its products into the United States, Asian, and European markets. Each of the seven vessels is owned by a limited liability company that is a subsidiary of ASC.

•	Pacific Longline Company LLC (PLC) harvests and performs primary processing of mainly Pacific cod through its three freezer-longliner cod fishing vessels that operate in the Bering Sea. Each of the three vessels is owned by a limited liability company that is a subsidiary of PLC.

Land-Based Processing Segment:

•	American Seafoods International LLC (ASI) operates a secondary processing plant for primarily frozen pollock and cod in New Bedford, Massachusetts, which includes cutting, breading and battering operations.

•	American Seafoods Processing LLC (ASP) operates a scallop processing facility in New Bedford, Massachusetts.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

•	Southern Pride Catfish LLC (SPC) operates two catfish processing facilities in Alabama and processes and distributes catfish products primarily in the United States.

•	Southern Pride Catfish Trucking, Inc. (SPC Trucking) operates seafood distribution for ASI, ASP and SPC products and is a taxable entity.

Corporate History

The Original Acquisition. On January 28, 2000, ASLP purchased from Norway Seafoods, through its subsidiaries, six catcher-processors, one catcher-vessel, all of the outstanding stock of American Seafoods Company (now referred to as “ASC, Inc.”) and certain assets of Frionor USA (now American Seafoods International LLC) (Original Acquisition). ASC, Inc. was the operator of the six acquired vessels and the owner-operator of one additional catcher-processor vessel. ASG was formed in connection with the Original Acquisition. As part of the Original Acquisition, ASC, Inc. contributed its assets to ASG in exchange for member interests with preferred distribution rights. The Original Acquisition was accounted for as a purchase, and all of the debt, assets and goodwill and other intangible assets relating to the Original Acquisition have been “pushed down” to the balance sheet of ASG. The purchase accounting resulted in all assets and liabilities being recorded at their estimated fair values on the date of Original Acquisition. The aggregate purchase price was $477.9 million, including acquisition costs. The Original Acquisition was financed through short-term seller financing, long-term debt and seller long-term subordinated promissory notes.

ASG Recapitalization. On April 18, 2002, ASG completed an offering of Senior Subordinated Notes in the amount of $175.0 million as part of a recapitalization (Recapitalization). Concurrently with the offering of the Senior Subordinated Notes, ASG entered into the Credit Agreement in the amount of $395.0 million including a $75.0 million revolving credit facility of which $5.9 million was borrowed at closing. The total amount borrowed was $500.9 million. The proceeds of the Recapitalization were used to:

•	repay all outstanding debt under ASG’s existing revolving credit and term loan agreement, which totaled $187.2 million;

•	make a distribution of $62.3 million to ASC, Inc. to repay all amounts outstanding on a senior subordinated promissory note due to Norway Seafoods;

•	pay related fees and expenses totaling $31.6 million;

•	distribute the remainder of the proceeds to American Seafoods Consolidated LLC, which, in turn, distributed these funds to Holdings. Holdings used these funds to repay all amounts outstanding on a senior subordinated promissory note due to Norway Seafoods, totaling $56.1 million, and make a distribution of $163.7 million to the members of Holdings.

In addition, ASG distributed to its members cash on hand at the time of the Recapitalization. The aggregate amount distributed to ASG’s members was approximately $203.8 million, including $5.7 million of financing fees paid to a related party out of the distribution and payments for equity-based compensation of $10.8 million. At the time of repayment of the debt, ASG had unamortized debt discounts and deferred financing costs of $14.7 million. As a result of the repayment, these amounts were charged to loss from debt repayment and related write-offs on the statement of operations.

SPC Acquisition. On December 16, 2002, the Company, through its direct and indirect wholly-owned subsidiaries, purchased substantially all of the assets of Southern Pride Catfish Company, Inc. (SPCC), an

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

Alabama corporation engaged in the business of catfish harvesting, processing and distribution and contributed these assets to SPC and SPC Trucking (referred herein collectively as “Southern Pride”). The purchase price was approximately $41.8 million in cash. In addition, the Company assumed liabilities of $3.8 million, paid off bank debt of SPCC in the amount of $2.4 million and incurred direct acquisition costs of approximately $1.0 million. The SPC Acquisition was financed with additional indebtedness under the Company’s Credit Agreement (see Note 8). Factors considered by management in the purchase price that resulted in goodwill included the historic and expected future cash flows of the acquired business and management’s belief that Southern Pride would complement and augment the Company’s existing production and distribution capacity. SPC complements the Company’s operations by adding a whitefish species, catfish, to the product line. With this addition, the Company has significant market positions in pollock, cod and catfish, the top three domestic whitefish species in terms of human consumption. The operations of Southern Pride are included in the Company’s consolidated financial statements since the acquisition date.

The allocation of purchase cost was approximately $11.7 million to current assets, $24.7 million to property and equipment, $4.9 million to other intangible assets and the residual to goodwill in the amount of $7.2 million, which was determined to be impaired in its entirety in the third quarter of 2004. Acquired intangible assets consist principally of a trade name and customer-based intangibles, each of which has an estimated life of ten years.

PLC Acquisition. On December 31, 2003, ASG received a contribution of an 80% ownership interest in PLC from Holdings. PLC is included in the Company’s consolidated financial statements for all periods presented as required under the guidance of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, for transactions involving the transfers of net assets between entities under common control.

Effective January 1, 2004, ASG purchased the remaining 20% interest in PLC from the third-party minority interest holder for $1.8 million. The purchase price exceeded the carrying amount of the minority interest at that date by approximately $0.8 million. The consideration in excess of the carrying amount of the minority interest was recorded as fishing rights, in the consolidated balance sheet as other intangible assets, and is being amortized through 2027.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates impacting the financial statements include the estimated fair values of the assets and liabilities acquired in connection with the acquisitions, depreciable lives of property, vessels, and equipment, the amortization lives of cooperative and fishing rights and other intangibles, the fair values and the effectiveness of hedges against risks of foreign currency, interest and fuel price changes, the fair value of ASLP units used for equity-based compensation, capitalization of costs incurred and collectibility of receivables.

Concentration of Risk

A significant portion of the Company’s sales are denominated in Japanese yen. Material changes in the yen to dollar exchange rates have had and could have a significant impact on the Company. In an effort to manage

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

foreign exchange risk, the Company has certain foreign exchange contracts that require collateral of cash or letters of credit, which could have an adverse impact on the Company’s liquidity.

The Company’s operations are concentrated in the highly regulated fishing and seafood industry. Material changes in these industries or the applicable regulations have had and could have a significant impact on the Company.

The quality and quantity of the fish harvested and processed could be impacted by biological and environmental risks such as disease and pollution.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Revenue Recognition

The Company recognizes revenues and records accounts receivable balances when persuasive evidence of an arrangement exists, delivery has occurred to the extent required by the sales terms agreed to with the customer, the price is fixed or determinable and collectibility is reasonably assured. It is the Company’s policy to evaluate its customers on at least an annual basis and obtain credit insurance for those customers that provide an exposure to risk when available. The allowance for trade accounts receivable reflects management’s estimate of probable losses inherent in the receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. It is the Company’s policy to write off accounts if collectibility becomes remote.

Inventories

Inventories, which consist of processed seafood and certain raw materials, are stated at the lower of cost or market. Cost includes materials, labor, shipping and handling charges, and manufacturing overhead related to harvesting and processing inventories. The average cost method is used to cost land-based processing inventories, which together represented approximately 47% and 53% of consolidated total inventories at December 31, 2003, and 2004, respectively. The first-in, first-out method is used to cost at-sea processing inventories.

Property, Vessels and Equipment

Property, vessels and equipment are stated at cost. Significant additions and improvements are capitalized while repairs and ordinary maintenance are expensed as incurred. Depreciation of property, vessels and equipment is provided using the straight-line method over the assets’ estimated useful lives as follows:

Buildings	25 to 39 years
Vessel hulls	25 years
Machinery and equipment	3 to 7 years
Fishing gear	2 to 4 years
Other equipment, furniture and fixtures	2 to 5 years

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

Office leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the respective lease terms, generally 3 to 5 years.

Costs of major scheduled vessel maintenance, which consists of dry-docking the vessel and overhauling or replacing certain components, are capitalized and depreciated over the period through the next major scheduled vessel maintenance, which is generally performed on a three-year cycle.

Capital projects in progress and related deposits are comprised of long-lived assets that have not been placed in service and the related vendor deposits. The Company classifies such costs as property, vessels and equipment when the underlying assets are placed in service.

Impairment or Disposal of Long-Lived Assets

Long-lived assets and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has no indefinite life intangible assets. Asset groups to be held and used are evaluated for impairment by comparing the carrying amount to the future net cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds the expected future net cash flows, undiscounted and without interest, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value. Asset groups to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill

The Company assesses goodwill for impairment by applying a fair value based test at least annually or on an interim basis if circumstances change or events occur that indicate that goodwill may be impaired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is evaluated for impairment by using a two-step process. Step 1 involves determining the fair value of the reporting unit, which is compared to the carrying amount of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, then the goodwill may be impaired and Step 2 is then required. In Step 2, the implied value of the goodwill is determined as the difference between the fair value of the reporting unit and the fair value of its net assets. If the carrying amount of the goodwill exceeds the implied value, an impairment loss is recognized to the extent of the difference. In accordance with SFAS No. 142, the Company assigns goodwill to the reporting units that the Company expects to benefit from the expected synergies of the business combinations that the Company has entered into.

Derivative Instruments and Hedging

The Company records certain gains and losses on foreign currency transactions, cross currency interest rate swaps, interest rate caps, and fuel contracts in other income and expense. The Company follows the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company has formally designated certain of its hedging derivative instruments as cash flow hedges, and gains and losses resulting from the effective portion of the hedge, which relate to changes in spot rates, are deferred and included in income when the forecasted sales occur. Gains and losses resulting from all derivative instruments not designated and documented as hedges, and the ineffective portion of hedges, which generally relate to the time value component of the contract, are recognized currently in earnings. In accordance with the Company’s hedging policy, periodic assessments of effectiveness are performed on at least a quarterly basis.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

The Company has a significant amount of Japanese yen denominated sales; therefore, its earnings, cash flows and financial position are exposed to foreign currency risk from yen-denominated sales transactions. The Company attempts to manage foreign currency risk by using foreign currency forward exchange contracts to hedge the variability of future cash flows associated with Japanese yen-denominated sales. These contracts are arranged so that the Company sells Japanese yen to the counterparty at a fixed exchange rate and receives U.S. dollars in return. It is the Company’s risk management policy to hedge at least 80% of its forecasted yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36 and 35% over months 37 to 48.

Deferred Financing Costs and Debt Discount

It is the Company’s policy to capitalize financing costs and expense such costs over the life of the financing agreement to interest expense. All deferred financing fees are recognized as a component of interest expense using the straight-line method, which approximates the effective interest method over the term of the debt.

Incremental direct costs related to the offering of securities are deferred to the extent that management expects that completion of the offering is probable and that the offering will not be postponed for an extended period. During 2003, the Company incurred costs of $7.9 million relating to a proposed senior credit facility and initial public offering of income deposit securities (IDS) and subordinated notes and such costs were included in other non current assets in the accompanying consolidated balance sheet at December 31, 2003. This amount increased to $19.3 million in 2004. During the third quarter of 2004, the Company determined that it was not probable that it would proceed with a proposed senior credit facility and the initial public offering and, as a result, the Company recorded a write-off of $19.3 million of deferred costs related to the offering in 2004.

Advertising Costs

The cost of advertising is expensed as incurred. Advertising expenses incurred during 2002, 2003 and 2004 were approximately $0.1 million, $0.2 million and $0.1 million, respectively.

Shipping and Handling Costs

In accordance with Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company evaluates the significance of shipping and handling costs for the purpose of determining the classification of shipping and handling costs in the statement of operations. The Company compares the effect on gross profit of including such costs as a component of cost of sales as compared to selling, general and administrative expenses.

As a result of changes in the business over time and an upward trend in shipping and handling costs, the Company changed its policy in 2004. Carrier shipping and handling charges are classified in cost of sales in the statement of operations and inventory costs in the balance sheet. In prior years, these charges were classified as selling, general and administrative expenses in the statement of operations and prepaid assets in the balance sheet. The shipping and handling costs for the prior years have been reclassified to conform to the current year presentation. Management believes this presentation is preferable in the circumstances because shipping and handling costs in cost of sales better reflects the cost of producing, distributing and selling its products in the statement of operations. Total shipping and handling costs for the year ended December 31, 2002, 2003, and 2004 were $24.0 million, $25.7 million, and $32.2 million, respectively. This change does not affect the operating income, income (loss) before income taxes or net income (loss).

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

Equity-Based Compensation

Certain employees of the Company have equity-based compensation arrangements, which grant them options to acquire partnership units of ASLP. The related compensation cost has been pushed down to the Company’s financial statements.

The Company applies the intrinsic-value-based method of accounting for equity-based compensation awards to employees and has adopted only the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB No. 123. The following table illustrates the effect on net income (loss) as if the fair-value-based method had been applied to all awards in each period. Equity-based compensation has no significant tax effect on the Company.

	2002	2003	2004
	(Dollar Amounts in thousands)
Net income (loss), as reported	$8,496	$14,639	$(28,888)
Equity-based employee compensation expense included in reported net income (loss)	20,929	4,703	2,931
Equity-based employee compensation expense determined under fair-value-based method for all awards	(5,600)	(672)	(1,253)

Pro forma net income (loss)	$23,825	$18,670	$(27,210)

On October 19, 2004, the Company’s direct parent, ASG Consolidated and its subsidiary, ASG Finance, Inc. (ASG Finance), issued and sold 11 1/2% senior discount notes (Senior Discount Notes). The distribution of the offering proceeds from these notes to the Company’s ultimate equity holders accelerated the vesting of certain outstanding options held by Company employees under the ASLP Year 2000 Unit Option Plan (see Note 15). Since this transaction was also accompanied by a modification of certain option grants, the Company has measured the incremental compensation cost resulting from the modifications in accordance with the provisions of SFAS No. 123 as of this date. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Assumptions used in estimating the fair value were as follows:

	2002	2003	2004
Risk free interest rate	2.95%–4.65%	2.52%–3.05%	2.58%–2.85%
Expected life	2.75–5 years	5 years	2.17–3.17 years

Expected volatility is zero as ASLP has no public equity securities. Expected dividend yield is zero as distributions are expected only to pay theoretical tax.

Income Taxes

The income tax accounts reflected on these financial statements relate solely to a foreign sales company in Japan and SPC Trucking, both of which are taxable entities. All other entities are flow through entities for tax purposes.

Segment information

During the fourth quarter of 2004, the Company reorganized its internal reporting structure due to certain changes in the internal organization and management, which changed the composition of its operating segments

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

to at-sea processing and land-based processing. In accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the prior period segment data has been restated to conform to the current presentation.

Major Customers

The Company did not have any individual customers that represented in excess of 10% of total sales for the years ended December 31, 2002, 2003 or 2004.

Reclassification and Revisions

Certain prior year items have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

Prospective Accounting Pronouncements. The Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (123R), in December 2004. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the fair value of employee awards issued, modified, repurchased or cancelled after implementation under share-based payment arrangements to be measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost will then be recognized in the statement of earnings over the service period. Accordingly, if the Company was to adopt SFAS No. 123R, management anticipates that there would be no effect on the financial statements for options outstanding prior to adoption. As the Company has no equity securities traded in a public market, it is required to implement SFAS No. 123R using the prospective transition method not later than fiscal 2006.

The FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 in November 2004. Statement 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversions be based on normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its financial position and results of operations, but does not expect it to be material.

The FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions in December 2004. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company in the third quarter of fiscal 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its financial position and results of operations, but does not expect it to be material.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

In November 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations. The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods that began after December 15, 2004. Management does not believe that the adoption of EITF 03-13 will have a significant effect on the Company’s consolidated financial statements.

Note 2.    Inventories

Inventories at December 31, 2003 and 2004 consist of the following (in thousands):

	2003	2004
Fish blocks and surimi	$31,683	$22,889
Finished seafood products	15,235	18,219
Breading, batter, additives and packaging supplies	6,631	9,539

	$53,549	$50,647

Note 3.    Prepaid Expenses

Prepaid expenses at December 31, 2003 and 2004 consist of the following (in thousands):

	2003	2004
Prepaid insurance	$1,962	$2,242
Vessel supplies	204	1,696
Fuel	916	1,678
Fish quota purchases and dues	—	506
Fishing gear supplies	271	502
Permits, licenses and property taxes	227	377
Deposits	281	223
Other	688	838

	$4,549	$8,062

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

Note 4.    Property, Vessels and Equipment

Property, vessels and equipment at December 31, 2003 and 2004 consist of the following (in thousands):

	2003	2004
Vessels and related equipment	$307,009	$314,542
Buildings	12,179	12,348
Machinery and equipment	27,997	30,005
Fishing gear	5,822	7,820
Office equipment, furniture and fixtures	6,224	7,015
Office leasehold improvements	591	678

	359,822	372,408
Less accumulated depreciation and amortization	(135,327)	(175,543)

	224,495	196,865

Land	1,470	1,470

	$225,965	$198,335

Depreciation of property, vessels and equipment and amortization of leasehold improvements, net of amounts included in inventory, was $35.8 million, $37.4 million, and $41.5 million for the years ended December 31, 2002, 2003, and 2004, respectively. At December 31, 2003 and 2004, depreciation and amortization recorded in ending inventory was $4.0 million and $3.5 million, respectively.

Note 5.    Derivative Instruments

Foreign Exchange Contracts

As of December 31, 2004, the Company had open foreign exchange contracts, which are formally designated as cash flow hedges, maturing through December 30, 2008 with total notional amounts of $627.6 million, including $150.0 million subject to extension agreements, and options to enter into forward exchange contracts with notional amounts of $20.6 million.

In connection with these foreign currency forward exchange contracts, as of December 31, 2004, the Company also had agreements to extend certain foreign exchange agreements that expire between March 2006 and December 2007 and between September 2006 and March 2008. These extension agreements would become binding and effective only if the spot rate falls below a pre-specified level (trigger) on or before December 2005 (with respect to the agreements that expire between March 2006 and December 2007) or March 2006 (with respect to the agreements that expire between September 2006 and March 2008). If the spot rate does not reach the trigger on or before December 2005 or March 2006, then neither the Company nor the counterparty shall have any right or obligation with respect to any of these extension agreements. The trigger for each of these extension agreements is 99.00 Japanese yen per U.S. dollar and the total notional amount of these extension agreements is $150.0 million. The Company also has agreements with notional amounts of $39.0 million that were triggered on October 7, 2003 when the spot rate reached the trigger of 110.0 Japanese yen per U.S. dollar, which were designated and documented as hedges at that time.

The unrealized gains and losses resulting from the change in spot rates, or the effective portion, are recognized in accumulated other comprehensive loss. These gains and losses are recognized in revenue when the forecasted

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

sales occur. The estimated net amount of existing gains (losses) as of December 31, 2002, 2003 and 2004 that were expected to be reclassified into revenue within the next 12 months were approximately $1.8 million, ($17.7) million and $(16.5) million, respectively. Gains (losses) reclassified into revenue for the years ended December 31, 2002, 2003 and 2004 were approximately $15.7 million, $0.9 million and ($12.6) million, respectively.

The net unrealized gains and losses recognized in earnings on foreign exchange contracts designated as cash flow hedges represents the change in fair value of these contracts arising from factors other than the change in spot rates, including the change in the time value component of the contracts. The net unrealized gains (losses) recognized in earnings for the years ended December 31, 2002, 2003 and 2004 were approximately $18.3 million, ($4.2) million and ($4.0) million, respectively. These amounts are included in the statements of operations as a component of foreign exchange gains (losses), net.

Realized gains (losses) included in the statements of operations as a component of foreign exchange gains (losses), net, for the years ended December 31, 2002 and 2004 were approximately $0.2 million and ($2.1) million, respectively, related to settled contracts. There was no significant realized net gain or loss for the year ended December 31, 2003. Net foreign currency transactions gains included as a component of foreign exchange gains (losses) were approximately $0.5 million, $0.2 million and $0.3 million for the years ended December 31, 2002, 2003 and 2004, respectively.

The Company has options, which can be exercised at the Company’s election and are formally designated as cash flow hedges, to enter into foreign exchange contracts with a notional amount of $20.6 million and an exchange rate of 104.5 Japanese yen per U.S. dollar. The options, if exercised, provide that the Company receives U.S. dollars in exchange for Japanese yen. The exercise dates are between January 2005 and July 2005. At December 31, 2004, the fair value of these options was not significant.

The majority of the aforementioned foreign exchange contracts are covered by a cash collateralization agreement that requires the Company to place restricted cash deposits or standby letters of credit with the counterparty for unrealized losses on the total portfolio in excess of $17.5 million. At December 31, 2004, collateral against the unrealized losses on these contracts in excess of the $17.5 million threshold was $21.4 million, which was satisfied by a standby letter of credit in the amount of $27.5 million.

During 2004, the Company entered into foreign exchange contracts to purchase Japanese yen for U.S. dollars with an aggregate notional amount of $512.5 million, exchange rates ranging from 108.75 Japanese yen per U.S. dollar to 104.80 Japanese yen per U.S. dollar and maturity dates between July 30, 2004 and March 30, 2006. These foreign exchange instruments were not designated as hedges, so all realized and unrealized gains and losses were recognized in the statement of operations as a component of foreign exchange gains (losses) net. The Company settled these contracts, or the contracts matured during the year, at a net realized gain of $0.1 million.

In August 2004 the Company entered into variable to fixed-rate cross currency interest swap contracts with an aggregate notional amount of $75.0 million. Under the terms of these contracts, the Company pays a fixed rate of interest in Japanese yen and receives payments on a variable rate of interest in U.S. dollars based on the three-month LIBOR rate. The objective of these instruments was to reduce the Company’s exposure to interest rate risk related to its new credit facility that was to have been in place upon consummation of the IDS offering and subordinated notes, and to provide additional risk management against Japanese currency fluctuations related to the Company’s sales to Japan. As these instruments have not been designated as hedges, any unrealized gains and losses resulting from the change in fair value are recognized in the statements of operations as a component of gain or loss on other derivatives. On September 27, 2004, the Company terminated one of the cross currency

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

swaps with a notional amount of $15.0 million for a nominal fee. As of December 31, 2004, the Company was party to cross currency interest swap contracts with an aggregate notional amount of $60 million. The fair value of these outstanding contracts at December 31, 2004 was an unrealized loss of approximately $6.3 million.

The impact of a 1% change in exchange rates is approximately $5.5 million and $4.3 million for the notional amount of contracts outstanding at December 31, 2003 and 2004, respectively. A change in fair value would be recognized in earnings to the extent the gain or loss results from factors other than the change in spot rates on contractual foreign exchange instruments designated as hedges.

Interest Rate Swap and Cap Agreements

The Company has interest rate caps with notional amounts of $21.0 million and $72.5 million maturing in March 2005 and June 2005, respectively. The cap rate is 5.0% for each cap and the variable rate is the three-month LIBOR rate. As these instruments are not considered to be effective until the interest rate of the underlying exceeds the cap rate, any unrealized gains or losses are recognized in the statements of operations as a component of gain or loss on other derivatives. During 2002, 2003 and 2004, the related gain (loss) was approximately $0.2 million, $(0.4) million and $(0.1) million, respectively. The fair value of these instruments at December 31, 2004 was not significant.

Fuel Contracts

The Company has fuel contracts whereby the Company pays a fixed price per gallon and receives a floating price per gallon with payments calculated on the remaining notional amount of 10.0 million gallons over the term of the contracts through October 31, 2006. These contracts were entered into in November 2004. In accordance with the Company’s hedging policy in relation to these contracts, periodic assessments of effectiveness are performed on at least a quarterly basis. Based on the results of these analyses, the Company determined that these new instruments were not highly effective. Accordingly, an unrealized loss of approximately $0.7 million representing the fair value of these instruments as of December 31, 2004 was recorded in the statement of operations as a component of gain or loss on other derivatives. Prior to these new instruments, the Company had other fuel contracts with a notional amount of 7.7 million gallons that expired in November 2004. As of December 31, 2003, the fair value of these instruments was an unrealized gain of approximately $1.1 million, which was recorded as a component of accumulated other comprehensive loss as these instruments were highly effective. During 2004 the hedged fuel purchases were completed, these contracts matured and $3.0 million in gains were reclassified into cost of sales.

Note 6.    Cooperative and Fishing Rights, Goodwill and Other Intangibles

Cooperative rights were recorded at their estimated fair value of $138.2 million in connection with the Original Acquisition. The cooperative rights are being amortized on a straight-line basis over 23.2 years, based principally on the average remaining lives of the vessels. There have been no events or circumstances that warrant a revision to the remaining period of amortization.

On December 16, 2002, the Company completed the SPC Acquisition. The allocation of the purchase price included approximately $4.9 million in intangible assets other than goodwill. These acquired intangible assets consist principally of a trade name and customer-based intangibles, each of which has an estimated life of ten years.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

In the third quarter of 2004, management determined that it was more likely than not that the carrying amount of net assets, including goodwill, at SPC exceeded the fair value of the reporting unit. SPC’s recent operating results have not met management’s expectations primarily as a result of increased fish costs paid to catfish farmers combined with lower processing yields. The Company engaged a valuation firm to assist management in determining the fair value of SPC as of August 31, 2004 and the amount of goodwill impairment in accordance with SFAS No. 142. Pursuant to SFAS No. 142, the Company recorded an impairment charge of $7.2 million in the third quarter of 2004, which represented the entire carrying amount of goodwill associated with SPC.

As of December 31, 2004, goodwill is primarily comprised of the $33.7 million incurred in connection with the Original Acquisition. Management has determined the fair value of goodwill associated with the reporting units within the at-sea processing segment exceeds its carrying amount by a substantial margin and assets and liabilities that make up these reporting units have not changed significantly since the Original Acquisition. Accordingly, management has concluded that the likelihood that a determination that the fair value would be less than the current carrying amount of the reporting unit is remote.

On January 28, 2000, the Company entered into a fishing rights agreement with Rebecca Ann Fisheries, Inc. (RAFI), pursuant to which the Company obtained RAFI’s right to harvest the entire portion of the total allowable catch allocated to it under the pollock conservation cooperative program. On January 29, 2003, the Company settled its obligation to RAFI at approximately the carrying amount of $5.2 million and completed the purchase of substantially all the rights from RAFI on April 1, 2003 for additional consideration of approximately $1.0 million.

Amortization expense for cooperative and fishing rights and other intangibles and the estimated useful lives for the years ended December 31, 2002, 2003 and 2004 consist of the following (in thousands):

		Amortization expense
	Life	2002	2003	2004
Cooperative rights	23.2	$3,823	$3,823	$3,822
SPC customer base and trade name	10.0	—	520	520
RAFI fishing rights	21.8	641	374	137
PLC fishing rights	23.2	55	55	88

		$4,519	$4,772	$4,567

Weighted-average life	22.7

Amortization of cooperative and fishing rights is classified in cost of sales in the statement of operations. In prior years, this amortization expense was classified as operating expenses. Amortization of cooperative and fishing rights for the prior years has been reclassified to conform to the current year presentation. Amortization of the SPC customer base and trade name is classified in selling, general and administrative expenses.

The estimated aggregate amortization expense for cooperative and fishing rights and other intangibles for each of the next five years is $4.6 million.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

Note 7.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2003 and 2004 consist of the following (in thousands):

	2003	2004
Accounts payable	$22,775	$14,870
Deferred compensation	4,580	5,331
Accrued payroll and benefits	2,812	4,281
Interest payable	5,333	3,741
Alaska landing tax payable	—	1,406
Accrued protection and indemnity	503	334
Accrued selling expense	761	142
Accrued income taxes	24	33
Other accrued liabilities	3,955	2,376

	$40,743	$32,514

Note 8.    Long-Term Debt

Long-term debt and interest rates at December 31, 2003 and 2004 were as follows (in thousands):

	2003	2004
Senior Subordinated Notes, interest at 10 1/8%, maturing in 2010	$175,000	$175,000
Term A loan, interest at 4.17% and 5.56%, respectively, maturity in 2007	62,541	45,319
Term B loan, interest at 4.42% and 5.81%, respectively, maturity in 2009	250,241	244,303
Revolving Credit Facility, interest 4.61% and 5.56%, respectively, maturity in 2007	39,500	16,500

Total long-term debt	527,282	481,122
Less current portion of long-term debt	15,929	26,547

Long-term debt, net of current portion	$511,353	$454,575

At December 31, 2004, the future maturities of long-term debt are as follows (in thousands):

2005	$26,547
2006	19,503
2007	34,120
2008	30,295
2009	195,657
Thereafter	175,000

Total long-term debt	$481,122

ASG issued and sold $175.0 million of Senior Subordinated Notes as part of the Recapitalization on April 18, 2002. These notes mature in 2010, and interest is paid semi-annually in April and October of each year at a fixed annual interest rate of 10 1/8%. Interest expense for the Senior Subordinated Notes was $12.4 million in 2002, and approximately $18.0 million per year thereafter.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

The indenture for the Senior Subordinated Notes contain various financial, operating and restrictive covenants and impose restrictions on capital expenditures. The indentures governing the Senior Subordinated Notes also impose restrictions similar to the Credit Agreement restrictions (described below) on the operation of the business. The Company was in compliance with the covenants of the indenture of the Senior Subordinated Notes at December 31, 2004.

Credit Agreement

On April 18, 2002, ASG and its subsidiaries entered into a senior credit agreement (Credit Agreement) with a syndicate group of banks. The Credit Agreement provides for a revolving loan commitment through September 30, 2007 of $75.0 million with a sub-credit facility for letters of credit of up to $30.0 million. The open letters of credit decrease the amount of available borrowings under this credit facility. The interest on the revolving loan is determined based on a rate, which is calculated using LIBOR (Eurodollar rate) or the higher of the syndicate group of banks’ prime rate and the federal funds effective rate plus 0.5% per annum (base rate) basis at the Company’s option, plus a margin determined by results of financial covenant ratios. The margins range from 2.25% to 3.00% for Eurodollar rate loans and 1.25% to 2.00% for base rate loans. The average interest rates on the revolving credit facility were 5.6%, 5.5% and 5.1% in 2002, 2003 and 2004, respectively, and the interest expense incurred was $0.9 million, $1.9 million, and $1.7 million in 2002, 2003, and 2004, respectively. The Credit Agreement also provides for a commitment fee of 0.5% to 0.375% of the unused portion of the revolving commitment, depending on the results of financial covenant ratios.

As of December 31, 2003 and 2004, available borrowings under the revolving loan credit facility are summarized as follows (in thousands):

	2003	2004
Total revolving credit facility	$75,000	$75,000
Less outstanding commitments:
Outstanding balance	39,500	16,500
Open letters of credit	16,000	27,500

Total outstanding commitments	55,500	44,000

Available borrowings	$19,500	$31,000

The Credit Agreement, as amended, also provides for a long-term facility, the terms of which are summarized as follows:

•	Term A loan in the amount of $90.0 million, maturing on September 30, 2007;

•	Term B loan in the amount of $280.0 million, maturing on March 31, 2009;

•	Interest payments on the Term A and B loans are made quarterly and may be determined on a Eurodollar rate or the base rate basis at the Company’s option, plus a margin determined by ASG’s financial covenant ratios. The margins range from 2.25% to 3.25% for Eurodollar loans and 1.25% to 2.25% for base rate loans, depending on the results of financial covenant ratios. The Company incurred interest expense under the Term A and B loans of $14.1 million, $14.8 million, and $14.2 million in 2002, 2003, and 2004, respectively;

•	Term A and B loans require quarterly principal payments that aggregate $3.8 million beginning in March 2005, increasing periodically to a maximum of $7.9 million in June 2008, with a final payment of $195.7 million in March 2009; and

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

•	Term A and B loans also require additional excess cash flow payments to be made in accordance with the Credit Agreement, which reduce future quarterly principal payments, and as a result, the Company made additional principal payments of $33.4 and $8.3 million in 2003 and 2004, respectively, and estimates the payment to be $9.8 million in 2005.

The Credit Agreement is secured by substantially all assets of ASG and its subsidiaries, including intangible assets. The Credit Agreement requires ASG and its subsidiaries to meet certain financial tests, including without limitation, a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. In addition, the Credit Agreement contains certain covenants which, among other things, limit the incurrence of additional indebtedness, liens and encumbrances, changes in the nature of the business, investments, dividends and other restricted payments, prepayments of certain indebtedness (including the Senior Subordinated Notes), certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements.

The Company has obtained amendments to its Credit Agreement, summarized as follows:

•	During January 2004, ASG obtained an amendment to its debt covenants at a cost of $0.4 million that, among other things, adjusted the required leverage ratio as of December 31, 2003 and March 31, 2004 primarily due to adverse surimi prices. During the third quarter of 2003, an adjustment was made to reverse the management bonus accrued through June 30, 2003 of approximately $1.2 million in accordance with certain employment agreements and the Company’s general bonus policy, which require that performance bonuses are not payable for any year in which there is or would be a covenant violation. This amendment and the reversal of the bonuses allowed the Company to maintain compliance with the leverage ratio covenant under the credit agreement; and

•	In October 2004, ASG obtained another amendment to its credit facility, at a cost of $0.5 million that, among other things: (1) permitted the Senior Discount Notes offering by the Company’s direct parent, ASG Consolidated, and its subsidiary, ASG Finance (referred herein collectively as the “Issuers”) and the intended use of proceeds; (2) permitted the formation of the Issuers and provided for guarantees by the Issuers of ASG’s obligations under the credit facility and a pledge of ASG Consolidated’s ownership interests in ASG to secure the guarantee; (3) permitted the sale of certain distribution-related assets of SPC Trucking up to an aggregate fair market value of $7.5 million; (4) amended the required leverage ratio beginning September 30, 2004 and made other covenant modifications to provide necessary covenant relief to the Company primarily due to recent adverse surimi prices and a decline in the performance of its catfish operations; and (5) excluded certain expenses the Company has incurred from the definition of EBITDA (earnings before interest, taxes, depreciation and amortization) for its covenant calculations, including the write-off of offering costs of up to $19.0 million related to the cancelled of the IDS offering.

As of December 31, 2004, the Company was in compliance with its covenants under the Credit Agreement.

Deferred Financing Costs

Financing costs were paid in connection with the Credit Agreement and related amendments and offering of the Senior Subordinated Notes. These deferred financing costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method over the periods presented. Amortization of deferred financing costs was approximately $3.8 million, $5.2 million and $5.3 million for the years ended December 31, 2002, 2003 and 2004, respectively.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

Debt Prior to April 18, 2002 Recapitalization

On January 28, 2000, ASG and its subsidiaries entered into a revolving credit and term loan agreement (Loan Agreement) with a syndicate group of banks. The term loan facility portion had two components; a $175 million term loan and a $75 million term loan. All amounts owing under the Loan Agreement of approximately $187.2 million were paid off from the proceeds of the Recapitalization on April 18, 2002, plus $5.9 million in early payment charges. Interest expense on the Loan Agreement was $2.8 million for the period January 1 to April 18, 2002. The Loan Agreement was secured by all significant assets of ASG, including intangible assets, and had covenants requiring additional principal payments on the term loans based on the issuance of equity, sale of assets and an excess cash flow calculation performed annually. On April 18, 2002, the carrying amount of the related deferred financing fees of $5.9 million was charged to expense in the statement of operations.

On December 26, 2001, PLC entered into an $8.0 million revolving term note with a financial institution which was payable in equal semi-annual installments of $0.4 million until January 1, 2012. The purpose of the revolving term note was to refinance the loans related to the purchases of the freezer-longliner vessels. Interest was determined, at ASG and its subsidiaries option, based on a series of rate options, plus a 2.25% margin. The rate options ranged from a base rate, which was an adjustable interest rate set by a bank’s 30-day prime rate. The interest rate at December 31, 2002 was 3.6%. In December 2003, this note was paid in full.

Note 9.    Related Parties

Transactions with related parties include the following as of and for the years ended December 31 (in thousands):

	2002	2003	2004
Revenue:
Management, marketing and consulting fees	$709	$—	$—

Cost of sales:
Purchases of fish quota	15,278	14,917	14,995
Insurance	3,081	2,407	6,262
Raw material purchases	4,377	—	—

Total cost of sales	22,736	17,324	21,257

Selling, general and administrative expenses:
Aircraft lease expense, net of charter revenue of $71 and $146 in 2003 and 2004, respectively	—	702	732
Marketing and commissions	572	533	699
Insurance	226	272	223
Director’s fees	150	150	150

Total selling, general and administrative expenses	948	1,657	1,804

Other:
Interest expense	4,901	—	—
Interest income	157	288	228

Note receivable—outstanding at end of period	6,000	6,000	—

There are a limited number of entities that hold quota rights to fish for pollock in the Bering Sea. Quota rights are expressed in metric tons of harvestable fish. It is common for such entities to sell quota to both fishing

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

companies in which they hold a financial interest and to others. Fishing companies acquire quota to increase the volume of pollock harvested, processed and sold. The Company purchases quota from a number of such entities including a partner of ASLP. Purchases of fish quota from related parties comprised 79.7%, 62.6% and 57.8% of total purchases of fish quota in 2002, 2003 and 2004, respectively.

In December 2004, ASG’s chief executive officer and chief operating officer entered into contribution agreements with ASLP pursuant to which they agreed to make capital contributions of $20.0 million and $2.8 million, respectively, to ASLP in the event of a failure of ASG to make any principal payment under the Credit Agreement. ASLP in turn agreed to contribute these amounts to the capital of Holdings and to cause Holdings and its subsidiaries to contribute these amounts to ASG. The contribution obligation will expire on the earlier of the repayment of all principal and interest due under the Credit Agreement or January 16, 2006.

On July 2, 2002, the Company loaned $6 million to its chief executive officer to purchase ownership interests in ASLP and Holdings from a selling ASLP partner at the same price per unit paid by other purchasing partners at that time. The loan bore interest at the prime rate plus one-half percent per annum, reset on January 1, April 1, July 1 and October 1 of each year that the loan was outstanding. During 2002, 2003, and 2004, approximately $0.2 million, $0.3 million, and $0.2 million, respectively of related party interest income had been recorded pursuant to this loan. The loan effective rate was 5.25% and 4.5% at December 31, 2002, and 2003, respectively. Principal and interest on the loan, totaling $6.3 million, was paid in full in October 2004.

The Company leases two aircraft on a month-to-month basis from ASLP. During 2003 and 2004, the Company generated $0.2 million and $0.4 million, respectively from the short-term rental of an aircraft, which has been recorded as a reduction of lease expense included in selling, general and administrative expenses. In March 2005, the Company subleased one of the aircraft to a related party for a monthly fee of $37,500 and an hourly usage fee of $1,533.

The Company purchases certain insurance policies through an insurance brokerage company in which its president is the brother of the Company’s chief executive officer. During 2002, 2003 and 2004, the related insurance premiums were approximately $3.3, $2.7 and $6.5 million, respectively.

In January 2000, ASC, Inc. and Holdings entered into two long-term notes payable (Seller Notes) with Norway Seafoods. The Seller Notes provided financing for the Original Acquisition. The face amounts of the Seller Notes totaled $95.0 million. The Seller Notes accrued interest at 10% for the first year and required semi-annual interest payments. Interest expense related to these Seller Notes was $3.5 million for the year ended December 31, 2002 and amortization expense related to this discount was $0.5 million in 2002. These notes were repaid in connection with the Recapitalization in 2002.

Note 10.    Income Taxes

The taxable entities in the consolidated group include a foreign sales company in Japan and, beginning in December 2002, SPC Trucking. The Company and all of its other subsidiaries are flow through entities for income tax purposes. Therefore, the provision for income taxes for these periods reflects only the provision of the taxable entities. The total current provision for income taxes was $81,000, $41,000 and $31,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	2002	2003	2004
Statutory rate	35.0%	35.0%	35.0%
Impact of flow-through entities	(34.1)%	(34.7)%	(35.1)%

Effective rate	0.9%	0.3%	(0.1)%

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets and liabilities at December 31, 2002, 2003, and 2004 are not material. The book basis of the Company’s net assets exceeds tax basis by approximately $148.0 million, and $123.7 million at December 31, 2003 and 2004, respectively.

The Internal Revenue Service is currently auditing ASG’s tax return for 2001. No adjustments have been proposed to date by the Internal Revenue Service as a result of this examination.

Note 11.    Retirement Plans

The Company sponsors a defined contribution profit sharing plan that covers all eligible full-time employees. Profit sharing contributions to the plan are at the discretion of management. The Company also makes matching contributions equal to 25% of the employees’ contributions to the plan. The total amount of the Company’s contributions was approximately $0.2 million in 2002 and $0.1 million in 2003 and 2004, respectively.

The Company also sponsors a nonqualified deferred compensation plan for certain employees. The Company makes matching contributions equal to 25% of the employees’ deferred compensation up to a maximum Company contribution of 15.0% of the employee’s annual compensation. Employees’ earnings under this plan are calculated to be equal to the returns of certain public funds as designated by the employee. To assist in funding the deferred compensation program, the Company has invested in corporate-owned life insurance policies. The cash surrender value of these policies is approximately $3.9 million and $5.2 million at December 31, 2003 and 2004, respectively, and is included in other assets. The liability for the deferred compensation was approximately $4.6 million and $5.3 million at December 31, 2003 and 2004, respectively, and is included in accrued expenses.

Note 12.    Commitments and Contingencies

Leases

The Company leases offices, aircraft, two warehouses, parking space, and land under operating leases. Lease expense was $3.0 million, $3.9 million, and $3.8 million for the years ended December 31, 2002, 2003, and 2004 respectively.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2004 are as follows (in thousands):

2005	$3,764
2006	3,709
2007	3,593
2008	2,089
2009	1,908
Thereafter	—

$15,603

Legal Matters

On October 19, 2001, a complaint was filed in the United States District Court for the Western District of Washington and the Superior Court of Washington for King County. An amended complaint was filed in both courts on January 15, 2002. The amended complaint was filed against the Company by a former vessel crew member on behalf of himself and a class of over 500 seamen, although neither the United States District Court nor the Superior Court certified this action as a class action. On June 13, 2002, the plaintiff voluntarily dismissed the complaint filed in the Superior Court. The complaint filed alleges that the Company breached its contract with the plaintiffs by underestimating the value of the catch in computing the plaintiff’s wages. The plaintiff demanded an accounting of their crew shares pursuant to federal statutory law. In addition, the plaintiff requested relief under a Washington statute that would render the Company liable for twice the amount of wages withheld, as well as judgment against the Company for compensatory and exemplary damages, plus interest, attorneys’ fees and costs, among other things. The plaintiff also alleged that the Company fraudulently concealed the underestimation of product values, thereby preventing the discovery of their cause of action. The conduct allegedly took place prior to January 28, 2000, the date the Company’s business was acquired by ASLP. On September 25, 2003, the court entered an order granting the Company’s motion for summary judgment and dismissing the entirety of plaintiff’s claims with prejudice and with costs. The plaintiff filed a motion for reconsideration of this order that was denied by the court. The plaintiff then appealed the District Court decision to the Ninth Circuit Court of Appeals. The appeal is currently pending. The Company has not recorded a liability related to this matter as of December 31, 2004 as the outcome is uncertain and the amount of loss, if any, is not estimable.

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

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

Protection and Indemnity Claims

The Company has protection and indemnity policies for each of its fishing vessels. The deductible amounts for the policies are as follows:

For the years:	Deductible per claim or occurrence
2002	$20,000-50,000
2003	$20,000-50,000
2004	$20,000-45,000

The Company incurred expenses of approximately $1.7 million, $2.2 million and $1.8 million related to costs paid under deductibles for the years ended December 31, 2002, 2003 and 2004, respectively.

Fish Purchase Commitments

The Company is party to fixed obligation agreements with Alaskan community development groups that provide the Company with an exclusive license to harvest and process all or part of the groups’ portion of the total allowable catch of pollock allocated to them under the Alaska Community Development Quota (CDQ) program. Under these agreements, the Company is obligated to make minimum purchases over the next year, which will be based on the total allowable catch for the year. Based on the 2005 total allowable catch, minimum purchases would total approximately $27.5 million. The Company purchased $13.9 million, $21.6 million and $26.0 million of CDQ for the years ended December 31, 2002, 2003, and 2004, respectively.

The Company purchased $5.2 million, $2.2 million, and $5.0 million of fish from other catcher vessels in 2002, 2003, and 2004, respectively. The Company is obligated to purchase $2.8 million of fish from catcher vessels in 2005.

At the option of the previous owner of SPCC, the Company is obligated to purchase up to 5 million pounds of catfish per year from catfish farms owned by this previous owner at a price based on a market index. The term of this obligation is ten years ending January 1, 2013. The Company purchased from the previous owner 2.4 million, and 3.1 million pounds of catfish for $1.3 million, and $2.0 million for the years ended December 31, 2003 and 2004, respectively. Fish purchases from the previous owner of SPCC were not significant for the period from December 16, 2002 through December 31, 2002.

ASG Consolidated

ASG Consolidated’s principal source of cash flow is from distributions from ASG. ASG’s ability to make distributions to ASG Consolidated will depend upon the operating results of ASG and its subsidiaries. ASG is subject to restrictions under its Credit Agreement and the indenture governing its Senior Subordinated Notes.

On October 19, 2004, ASG Consolidated and its wholly-owned subsidiary, ASG Finance, Inc., issued and sold 11 1/2% Senior Discount Notes for gross proceeds of $124.9 million. As of December 31, 2004, the carrying amount of this debt was approximately $127.7 million, which is not recorded in the accompanying consolidated balance sheet. ASG and its subsidiaries have not guaranteed the repayment of the Senior Discount Notes. The Senior Discount Notes will have an accreted value of $196.0 million principal amount at maturity in November 2011. ASG Consolidated’s carrying balance on the notes is being accreted using the effective interest method from origination through the period ending November 1, 2008. No interest will be paid during this period. Thereafter, interest will accrue and be payable semi-annually by ASG Consolidated on May 1 and November 1 of each year, at a fixed annual rate of 11 1/2%. The first interest-only payment is due on May 1, 2009.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

Note 13.    Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, foreign exchange contracts, cross currency interest rate swap agreements, interest rate cap agreements, fuel contracts, accounts payable, and short-term and long-term borrowings. The Company believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates and market pricing models, except that the estimated fair value of the Company’s Senior Subordinated Notes was approximately $200.0 million and $188.1 million at December 31, 2003 and 2004, respectively, which exceeds the $175.0 million carrying amount.

Note 14.    Member’s Interest

Restrictions on Distributions and Liabilities

As described in Note 1, the Company is part of a group of subsidiaries that are owned by ASLP. The partners’ of ASLP do not have any direct liability for the acts of the Company. There are restrictions imposed on distributions to members by covenants contained in the Credit Agreement and Senior Subordinated Note indenture as described in Note 8. Distributions are limited to an amount that will enable the partners to pay theoretical tax, as defined in the Credit Agreement, on the amount of taxable income of the Company allocated to its members.

Non-Cash Capital Contribution

During the fourth quarter of 2004, ASLP made a non-cash capital contribution to ASG of a $20.0 million receivable from ASG.

Tax Distributions and Contributions

The Company makes distributions to its members for the tax liabilities they incur on their allocated portion of taxable income. More specifically, the Company makes distributions to its members in amounts equal to the theoretical tax on the Company’s taxable income (determined without regard to deductions for interest on the notes or other deductions incurred by entities above ASG), whether or not such amounts are required by such owners actually to pay taxes on the income that we allocate to them. These payments are recorded as distributions to members on the statement of members’ equity (deficit).

During 2004, ASC, Inc. received a tax refund in the amount of $2.2 million of prior year’s taxes and contributed the cash to ASG.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

Note 15.    Partnership Unit Option Plan

ASLP adopted a unit option plan on January 28, 2000, as amended and restated effective April 18, 2002 and as amended on December 16, 2002 (Unit Option Plan). Options were granted under the Unit Option Plan to officers and certain key employees. The purpose of the Unit Option Plan is to promote the success of ASLP and the interests of its partners by attracting, motivating, retaining and rewarding eligible participants.

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

The Unit Option plan provides for the issuance of Series A options, Series B options, Series C options, Series D options, Series E options and Series F options, and permits ASLP to issue different types of options. Under the plan, the Series A options vest based on certain specified periods of continued employment following issuance of the options; the Series B and E options vest based on ASLP achieving certain earnings before income, tax, depreciation, and amortization targets; the Series C, D and F options vest based on certain partners of ASLP achieving specified target internal rates of returns. Series B, C, D, E, and F options are considered performance-based awards. Series A options have been repriced. Therefore, these awards are accounted for as variable awards and compensation costs relating to the awards are recognized when it becomes probable that the performance targets will be achieved and vesting will occur.

Subject to adjustments provided for in the option agreements and increases by the board of directors, the Unit Option Plan provides for an aggregate of 182,000 partnership units to be available for option grants. Each option is subject to vesting provisions and transfer restrictions as set forth in the option agreement relating to such option. Unless terminated earlier by the board, the Unit Option Plan will terminate when partnership units are no longer available for grant.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

Activity and price information for the plan are summarized as follows:

	ASLP Partnership Units						Weighted Average Exercise Price
	Series A	Series B	Series C	Series D	Series E	Series F
Outstanding, December 31, 2001	36,588	36,579	36,579	22,500	—	—	$100.00
Granted	8,407	99	99	—	37,539	8,307	171.01
Exercised	(13,701)	(32,862)	(17,595)	(11,228)	—	—	51.61
Forfeited	(2,103)	(3,816)	(2,343)	—	—	—	100.00

Outstanding, December 31, 2002	29,191	—	16,740	11,272	37,539	8,307	100.00
Granted	466	—	—	—	466	466	219.71
Forfeited	(166)	—	(167)	—	(300)	—	91.95

Outstanding, December 31, 2003	29,491	—	16,573	11,272	37,705	8,773	101.66
Granted	—	—	—	—	—	—	—
Exercised	(23,089)	—	(8,182)	(5,636)	(7,663)	—	62.03
Forfeited	(222)	—	(1,732)	(1,127)	(5,047)	(83)	106.80
Expired	(90)	—	—	—	(50)	—	91.58

Outstanding, December 31, 2004	6,090	—	6,659	4,509	24,945	8,690	$95.92

As of December 31, 2002, 2003 and 2004, 3,670, 7,850 and 3,531 options were exercisable, respectively. The weighted average exercise price of options exercisable at December 31, 2002, 2003, and 2004 was $168.45, $105.38, and $122.88, respectively.

Outstanding options under the Unit Option Plan at December 31, 2004 are summarized as follows:

Price Range	Options Outstanding	Weighted Average Exercise Price Options Outstanding	Options Exercisable	Weighted Average Exercise Price Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$0.01	11,168	$0.01	—	—	4.08
$122.86-$123.33	39,725	122.88	3,531	$122.88	6.41

	50,893	$95.92	3,531	$122.88	5.90

Prior to the Recapitalization, the Series A options vested 50% after the third year and ratably for the fourth, fifth, and sixth years. The Series A options were granted as part of a fixed award with a strike price equal to the fair market value of the partnership units when issued. Accordingly, no compensation expense was recognized for these options prior to the recapitalization. The Series B options vested ratably over five years provided certain earnings before interest, tax, depreciation, and amortization targets were met. The Series C and D options vest upon a substantial sale of the ownership interests of certain partners based upon the achievement of certain internal rate of return targets. Prior to the Recapitalization, no compensation was recorded on the C and D options as vesting in these options was not considered probable.

On April 18, 2002, in connection with the Recapitalization, the Company made changes in the terms of the options held by certain employees of the Company to acquire partnership units in ASLP. The changes to the terms of the options impacted the Series A, B, C and D options. The Series A options were repriced from $100 to $83.55 per partnership unit through the date of the Recapitalization and to $50.00 per partnership unit after the

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

Recapitalization. The vesting of the Series A options was changed to 37.5% immediately prior to the Recapitalization, 12.5% upon the third anniversary of the original option grant and 16.67% per year thereafter. The Series B options were repriced from $100 to $83.55 per partnership unit, 90% of the options vested immediately prior to the Recapitalization and 10% of the options were cancelled. The Series C and D options were repriced to $0.01 per partnership unit. The Company accounts for repriced awards as variable awards until such awards are exercised. A portion of the Series C and D options vested upon a sale of the ownership interests of certain partners in August 2002. On November 18, 2002, the Company forgave the $0.01 exercise price for the units that vested upon a sale of ownership interests and converted these options to partnership units in ASLP. In 2002, the board of directors granted additional Series A options, 50% of which vest on the third anniversary of the grant date with the remainder vesting equally on each of the fourth, fifth and sixth anniversary of the grant date, new Series E performance-based options that vest only if certain EBITDA targets are met and new Series F performance-based options that vest upon a substantial sale of the ownership interests of certain partners based upon the achievement of specified internal rate of return targets. These grants included options for certain new key employees hired subsequent to the Recapitalization. At December 31, 2002, certain terms of the Series E options were not resolved, but the Company agreed to vest 10% of the Series E options at that time excluding Series E options held by SPC employees. The equity-based compensation charge resulting from these changes to the Series A, B, C, D and E options was $15.3 million in the year ended December 31, 2002. In addition, a portion of the Series C and D options vested upon a sale of the ownership interests of certain partners in August 2002. The equity-based compensation charge resulting from the vesting of the Series C and D options was $5.6 million in the year ended December 31, 2002.

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

On October 19, 2004, ASG Consolidated completed its offering of Senior Discount Notes. The distribution of the offering proceeds from these notes to the Company’s ultimate equity holders accelerated the vesting of certain outstanding options held by Company employees under the ASLP Year 2000 Unit Option Plan. Specifically, all outstanding Series A awards, 50% of the Series C and D awards and approximately 14.6% of the Series E awards vested and were exercised immediately prior to the distribution. No Series F awards vested. The acceleration of the options resulted in the recognition of compensation costs. In addition, in order to compensate for the reduction in value caused by the distribution, the exercise price of the remaining outstanding Series E and F options were reduced to an amount equal to the greater of (i) the exercise price related to each option reduced by $96.38 or (ii) the fair market value of the underlying units after the distribution, and a cash payment was made by ASLP to holders of the remaining outstanding unvested Series C and D options in the amount of $96.38 per remaining outstanding unvested unit. In addition, holders of unvested Series E and F options who are still employees of ASLP or its subsidiaries at the time of exercise will receive a tax gross-up payment to cover their tax liability in connection with the exercise of their options, which payment will not exceed $50.00 per unit. The modification to the terms of the unvested Series C, D, E and F options resulted in additional compensation cost in 2004 and will result in future compensation costs in excess of amounts that would have been recorded absent the modification. Compensation cost, if any, for the unvested Series C, D, E and F options is recognized to the extent their respective vesting targets are probable.

Option holders were also offered an alternative to the accelerated vesting of their options as outlined above. Those option holders that elected this alternative received pro-rata vesting of their Series A options based on

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

their service period through October 20, 2004, received vesting on all other options to the extent that they would have received vesting under an acceleration event and received a reduction in the exercise price on all options that had an exercise price in excess of the fair market value of the units after the distribution from the offering such that the related exercise price was an amount equal to the greater of (i) the exercise price related to each option reduced by $96.38 or (ii) the fair market value of the underlying units after the distribution. In addition, holders of unvested Series E and F options who are still employees of ASLP or its subsidiaries at the time of exercise will receive a payment to cover their tax liability in connection with the exercise of their options, which will not exceed $50.00 per unit. As all of these modifications were considered to be effective after the completion of the distribution to the Company’s ultimate equity holders, the option holders that chose this alternative did not participate in any of the distribution of proceeds from the offering. All option holders were presented with these two alternatives on October 20, 2004 and chose between these two alternatives by November 26, 2004.

The weighted-average grant-date fair value of the outstanding options was $39.36 and $27.81 per unit for options granted during 2002 and 2003, respectively. There were no option grants in 2004. The Company recognized compensation expense of approximately $20.9 million, $4.7 million and $2.9 million for the years ended December 31, 2002, 2003 and 2004, respectively. Prior to the fourth quarter of 2004, equity-based compensation was recorded as a related party payable. In late 2004, ASLP contributed its receivable in the amount of $20.0 million to the Company and agreed that no amounts will be due in the future relating to existing options. As a result of performance conditions and modifications, all outstanding options are accounted for as variable awards.

Note 16.    Accumulated Other Comprehensive Loss

Comprehensive loss includes net income (loss) as well as a component comprised of gains and losses that under generally accepted accounting principles are reflected as accumulated other comprehensive loss income in members’ equity (deficit), but are excluded from the determination of net income (loss). The Company has segregated the total accumulated other comprehensive loss from the other components of members’ equity (deficit) in the accompanying condensed balance sheets. The components of accumulated other comprehensive loss at December 31, 2003 and 2004 are as follows (in thousands):

	2003	2004
Unrealized losses on derivative instruments designated as hedges	$(49,634)	$(46,034)
Translation adjustment	(9)	(8)

Total accumulated other comprehensive loss	$(49,643)	$(46,042)

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

Note 17.    Quarterly Information (Unaudited)

The following tables set forth selected quarterly consolidated financial data for the Company for the years ended December 31, 2002, 2003, and 2004 (in thousands).

	2003				2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$111,099	$121,864	$85,117	$93,283	$134,893	$127,296	$92,986	$106,492
Gross profit	41,068	33,134	18,154	9,761	42,006	24,336	18,816	3,758
Goodwill impairment	—	—	—	—	—	—	7,171	—
Operating income (loss)	31,023	20,013	9,665	(1,707)	29,594	16,900	7,550	(11,620)
Write off of recapitalization transaction costs	—	—	—	—	—	—	18,948	316
Net income (loss)	23,608	16,364	(7,764)	(17,569)	21,396	3,560	(16,253)	(37,591)

Note 18.    Segment and Geographical Information

The Company is principally engaged in the harvesting, processing, marketing, selling and distribution of fish products. At December 31, 2004, the Company’s reportable segments are:

•	At-sea processing—primarily comprised of the harvesting and processing of pollock, hake, yellowfin sole and Pacific cod aboard the Company’s vessels operating in the Bering Sea; and

•	Land-based processing—primarily comprised of the processing of catfish and scallops and secondary processing of pollock in the Company’s processing plants in Alabama and Massachusetts.

Segment operating results and balances are determined on a basis consistent with the accounting policies used in the consolidated financial statements. Corporate costs are allocated to each segment based on total assets.

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

Segment information as of and for the year ended December 31, 2004 is as follows (in thousands):

	At-Sea Processing	Land-Based Processing	Segment Totals	Adjustments	Consolidated Totals
Revenues:
External customers	$265,526	$196,141	$461,667	$—	$461,667
Intersegment	23,614	—	23,614	(23,614)	—

Total revenues	289,140	196,141	485,281	(23,614)	461,667

Gross profit:
External customers	75,442	13,474	88,916	—	88,916
Intersegment	(569)	—	(569)	569	—

Total gross profit	74,873	13,474	88,347	569	88,916

Net income (loss)	(10,282)	(19,144)	(29,426)	538	(28,888)

Depreciation and amortization expense	39,764	6,303	46,067	—	46,067
Goodwill impairment	—	7,171	7,171	—	7,171
Interest expense	35,099	4,203	39,302	—	39,302
Write off recapitalization transaction costs	17,191	2,073	19,264	—	19,264
Purchases of property, vessels and equipment	10,263	2,685	12,948	—	12,948
Capital projects in process	1,835	—	1,835	—	1,835
Goodwill	33,186	490	33,676	—	33,676
Total assets	379,429	78,649	458,078	—	458,078

Segment information as of and for the year ended December 31, 2003 is as follows (in thousands):

	At-Sea Processing	Land-Based Processing	Segment Totals	Adjustments	Consolidated Totals
Revenues:
External customers	$229,823	$181,540	$411,363	$—	$411,363
Intersegment	24,242	—	24,242	(24,242)	—

Total revenues	254,065	181,540	435,605	(24,242)	411,363

Gross profit:
External customers	79,011	23,106	102,117	—	102,117
Intersegment	(944)	—	(944)	944	—

Total gross profit	78,067	23,106	101,173	944	102,117

Net income (loss)	20,138	(5,499)	13,736	903	14,639

Depreciation and amortization expense	36,542	5,678	42,220	—	42,220
Interest expense	35,206	5,367	40,573	—	40,573
Purchases of property, vessels and equipment	6,948	5,365	12,313	—	12,313
Capital projects in process	436	—	436	—	436
Goodwill	33,186	7,661	40,847	—	40,847
Total assets	426,191	93,257	519,448	—	519,448

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

Segment information as of and for the year ended December 31, 2002 is as follows (in thousands):

	At-Sea Processing	Land-Based Processing	Segment Total	Adjustments	Consolidated Total
Revenues:
External customers	$252,910	$79,962	$332,872	$—	$332,872
Intersegment	16,829		16,829	(16,829)	—

Total revenues	269,739	79,962	349,701	(16,829)	332,872

Gross profit:
External customers	89,877	8,092	97,969	—	97,969
Intersegment	1,061		1,061	(1,061)	—

Total gross profit	90,938	8,092	99,030	(1,061)	97,969

Net income (loss)	23,818	(14,180)	9,638	(1,142)	8,496

Depreciation and amortization expense	38,619	1,692	40,311	—	40,311
Interest expense	29,049	5,027	34,076	—	34,076
Loss from debt repayment and related write-offs	13,612	2,099	15,711	—	15,711
Purchases of property, vessels and equipment	8,993	438	9,431	—	9,431
Goodwill	33,031	7,661	40,692	—	40,692
Total assets	458,678	62,225	520,903	—	520,903

All significant non-cash charges to income, including unrealized foreign exchange gains and losses, unrealized gains on other derivatives, and interest accrued to related parties, are attributable to the at-sea processing segment for all years presented. Interest expense and loss from debt repayment and related write-offs are allocated based on the assets of operating entities comprising each segment. Intersegment revenues are based on estimated market prices of products sold.

The land-based processing segment’s results of operations for 2002 are comprised primarily of the combined operations of ASI and ASP. As of December 31, 2002, goodwill and total assets for the land-based processing segment consist of the combined assets of ASI, ASP, SPC and SPC Trucking.

The Company attributes its revenues to customers in different geographical areas on the basis of the location of the customer. Export sales from the United States consist principally of processed pollock roe and surimi to Japan and frozen whitefish to Europe. Substantially all long-lived assets are located in the United States and substantially all North America sales are to customers in the United States.

Seafood sales by geographic region, excluding sales to related parties, were (in thousands):

	2002	2003	2004
North America	$110,387	$207,255	$214,313
Japan	131,518	102,010	124,146
Europe	57,440	58,533	73,665
Other Asia	32,633	41,203	48,455

	$331,978	$409,001	$460,579

AMERICAN SEAFOODS GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

Note 19.    Valuation and Qualifying Accounts

Information relating to valuation and qualifying accounts is as follows for 2002, 2003 and 2004 (in thousands):

	Balance at Beginning of Period	Charged to Expense or Revenue	Deductions and Adjustments(1)	Balance at End of Period
Year ended December 31, 2002:
Allowances for trade accounts receivable	$521	$27	$96	$452
Allowance for receivable from insurance provider	866	963	—	1,829
Year ended December 31, 2003:
Allowances for trade accounts receivable	$452	$345	$106	$691
Allowance for receivable from insurance provider	1,829	161	—	1,990
Allowance for other accounts receivables	—	212	—	212
Year ended December 31, 2004:
Allowances for trade accounts receivable	$691	$1,371	$602	$1,460
Allowance for receivable from insurance provider	1,990	—	565	2,555
Allowance for other accounts receivables	212	—	—	212

(1)	Deductions for accounts receivable represent accounts written off, net of recoveries. Adjustments for receivable from insurance provider represents a 100% allowance established for additional gross receivables resulting from reconciliation with the insurance provider liquidator.

The Company had three valuation accounts recorded on the balance sheet at December 31, 2003 and 2004 as follows:

•	Allowances for trade accounts receivable reflect management’s estimate of potential losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The Company’s policy is to write-off accounts as collectibility becomes remote.

•	The Company has outstanding claim receivables totaling $4.6 million from an Australian insurance carrier and its U.S. subsidiary (collectively referred herein as the “Carrier”) that filed bankruptcy in 2001. The Carrier provided employee personal injury coverage for the Company during the years 1996 to 1999. The amount of receivable has increased as claims were presented to the Carrier for reimbursement under its policies. The amount to be realized is ultimately dependent on a number of factors including the decision of the bankruptcy courts, and the ability of the Company to recover amounts directly or indirectly from the Carrier’s reinsurance companies and a trust fund established by the New York Superintendent of Insurance. The Company is actively pursuing each source of recovery. Based on information currently available, management has estimated that the Company will recover between 25% and 60% of its outstanding receivable. In accordance with SFAS No. 5, Accounting for Contingencies, and related interpretations, the Company has recorded an allowance based on management’s estimate of the amounts that will ultimately be collected. As of December 31, 2003 and 2004, the net receivable of approximately $2.0 million is classified as other non current assets.

•	In addition, the Company established an allowance account in 2003 related to a miscellaneous receivable from a fuel hedge provider that filed for bankruptcy in 2002, which represents management’s estimate of collectibility of the related balance. The net receivable as of December 31, 2003 and 2004 is not significant.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them to material information relating to us that is required to be included in our periodic SEC filings. There were no significant changes in our internal controls during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls.

Item 9B.    Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table identifies as of March 1, 2005 our executive officers and key employees, as well as the members of the board of directors of ASC Management, Inc. As a limited liability company, we do not have a board of directors; nor does any of our immediate parent ASG Consolidated LLC, its parent American Seafoods Consolidated LLC, its parent American Seafoods Holdings LLC and our ultimate parent American Seafoods, L.P. We therefore disclose the identity of the directors of ASC Management, Inc., the managing general partner of American Seafoods, L.P. and our executive officers.

Name	Age	Position
Bernt O. Bodal	51	Chairman and Chief Executive Officer, Director of ASC Management, Inc.
Brad Bodenman	41	Chief Financial Officer and Treasurer
Amy Humphreys	38	Vice President of Finance and Corporate Development
Matthew D. Latimer	37	Chief Legal Officer and General Counsel
Michael Hyde(1)	48	President, American Seafoods Company LLC
Inge Andreassen(1)	41	Vice President of Operations, American Seafoods Company LLC
John Cummings	49	President, American Seafoods International LLC and Southern Pride Catfish LLC
Morgen Crow	41	Director of ASC Management, Inc.
Jeffrey Davis	55	Director of ASC Management, Inc.
John Fluke	62	Director of ASC Management, Inc.
Michael Magerman	42	Director of ASC Management, Inc.
George L. Majoros, Jr.	43	Director of ASC Management, Inc.
Scott Perekslis	36	Director of ASC Management, Inc.
Lester Pollack	70	Director of ASC Management, Inc.
William Tisher	30	Director of ASC Management, Inc.
Eric Wilmes	31	Director of ASC Management, Inc.

(1)	Pursuant to the terms of a separation agreement dated February 15, 2005, Mr. Hyde will resign as President of American Seafoods Company LLC effective March 31, 2005. Mr. Andreassen will succeed Mr. Hyde as President of American Seafoods Company LLC.

Bernt O. Bodal.    Mr. Bodal has been the Chairman and Chief Executive Officer of ASG since 2000. Since January 2000, he has been the President of ASC Management, Inc., the general partner of ASLP and a director of ASC Management, Inc. From 1994 to 1998, Mr. Bodal served as President and Chief Executive Officer of American Seafoods Company and RGI Seafoods, a subsidiary of Norway Seafoods. Between 1998 and 2000, Mr. Bodal pursued personal investment activities.

Brad Bodenman.    Mr. Bodenman has been the Chief Financial Officer of ASG since May 2002 and Treasurer since March 2002. From April 2000 to December 2001, Mr. Bodenman was the Chief Financial Officer and Treasurer of Essential Markets, Inc., a developer of proprietary software, and from 1997 to 2000, Mr. Bodenman was the Chief Financial Officer and Treasurer of Muzak, LLC., a business music provider.

Amy Humphreys.    Ms. Humphreys has been the Vice President of Finance and Corporate Development of ASG since May 2003. She was the Director of Finance and Corporate Development of ASG from 2000 to 2003. Ms. Humphreys was the Business Development Manager of American Seafoods Company from 1996 to 2000.

Matthew D. Latimer.    Mr. Latimer has been the Chief Legal Officer and General Counsel of ASG since August 2004. Mr. Latimer was Of Counsel with the law firm of Davis Wright Termaine LLP from January of

2003 until August 2004. Prior to January 2003, Mr. Latimer was an associate at the law firm of Cooley Godward LLP from October 1999 to December 2002. From February 1999 to October 1999, Mr. Latimer was an associate at the law firm of Dorsey and Whitney LLP. From September 1995 to February 1999, Mr. Latimer was an associate at the law firm of Bogle & Gates PLLC.

Michael Hyde.    Mr. Hyde has been the President of American Seafoods Company LLC since 2000. American Seafoods Company LLC is a subsidiary of ASG through which we conduct our at-sea pollock harvesting and processing operations. Mr. Hyde was also the General Counsel of ASG from 2000 until July 2004. From 1998 to 2000 Mr. Hyde was President of American Seafoods Company.

Inge Andreassen.    Mr. Andreassen will become President of American Seafoods Company LLC effective April 1, 2005. Mr. Andreassen has been the Vice President of Operations of American Seafoods Company LLC since 2000. From 1996 to 2000, Mr. Andreassen was the Vice President of Operations of American Seafoods Company.

John Cummings.    Mr. Cummings has been the President of American Seafoods International LLC since April 2002 and President of Southern Pride Catfish LLC since December 2003. From 2000 to 2002, Mr. Cummings was President of Gofish.com, a privately held service firm with online seafood trading, and from 1993 to 2000, Mr. Cummings was President of Fishery Products International, Inc., a subsidiary of FPI Ltd., a supplier of fresh and frozen seafood products.

Morgen Crow.    Mr. Crow has served as a director of ASC Management, Inc. since 2000. Mr. Crow has been the Executive Director of Coastal Villages Region Fund since 1999. Mr. Crow is a member of the board of directors of the Marine Conservation Alliance and the Pollock Conservation Cooperative.

Jeffrey Davis.    Mr. Davis has served as a director of ASC Management, Inc. since February 2005. Mr. Davis was the Chief Operating Officer of ASG and the Chief Executive Officer of American Seafoods International LLC from January 2000 to December 2004. Mr. Davis was the President and Chief Executive Officer of Baader North America Corporation, a wholly-owned U.S. subsidiary of Baader Beteiligungs GmbH, a manufacturer of fish and poultry processing machines, from 1980 to December 1999.

John Fluke.    Mr. Fluke has been a director of ASC Management, Inc. since 2002. Since 1974, Mr. Fluke has served as the Chairman of Fluke Capital Management, LP, a venture capital firm he founded. Mr. Fluke has served as a director of PACCAR Inc. since 1984 and on its audit committee since 2002. Mr. Fluke has served as a director of Cell Therapeutics, Inc. since 2002.

Michael Magerman.    Mr. Magerman has been a director of ASC Management, Inc. since 2003. Mr. Magerman has been a Senior Director of Centre Partners Management LLC since 2001. Mr. Magerman is currently Chairman of Autoland, Inc. and serves on the board of directors of Bravo Sports.

George L. Majoros, Jr.    Mr. Majoros has served as a director of ASC Management, Inc. since 2002. Mr. Majoros has been President and Chief Operating Officer of Wasserstein & Co., L.P. since its inception in January 2001. Mr. Majoros was a Managing Director of Wasserstein Perella & Co., Inc. and the Chief Operating Officer of its Merchant Banking Group from 1997 to 2001. Mr. Majoros also serves on the board of directors of American Lawyer Media Holdings, Inc., American Lawyer Media, Inc., Bear Creek Corporation, and numerous private companies.

Scott Perekslis.    Mr. Perekslis has been a director of ASC Management, Inc. since 2000. Mr. Perekslis has been a Managing Director of Centre Partners Management LLC since 2001. He has served in various capacities for Centre Partners and its affiliates since 1991. Mr. Perekslis is the Chairman of Hyco International, Inc. and is a member of the board of directors of Maverick Media LLC, Firearms Training Systems, Inc. and the Board of Trustees of Connors Brothers Income Fund.

Lester Pollack.    Mr. Pollack has been a director of ASC Management, Inc. since 2000. He has been a Managing Director of Centre Partners Management LLC since 1986. Mr. Pollack is also a Limited Managing Director of Lazard Frères & Co. LLC. Mr. Pollack is a member of the board of directors of Bank Leumi USA, Centre Pacific LLC, Kaz Inc., Parlex Corporation, and Tiffen Manufacturing Inc., and is a director emeritus of U.S. Bancorp.

William Tisher.    Mr. Tisher has been a director of ASC Management, Inc. since October 2002. Mr. Tisher is currently the director of finance at Coastal Villages Region Fund and has been working there since 2001. From 1996 to 2001, Mr. Tisher worked as an auditor for Mikunda, Cottrell and Co.

Eric Wilmes.    Mr. Wilmes has been a director of ASC Management, Inc. since 2000. Mr. Wilmes has been a Director of Centre Partners Management LLC since 2005. From 2000 to 2004 Mr. Wilmes was a Principal of Centre Partners Management LLC. From 1997 to 2000, Mr. Wilmes was an Associate of Centre Partners Management LLC. He is a member of the board of directors of International Imaging Materials, Inc. and Uno Restaurant Holdings Corporation.

We have insurance that indemnifies our directors and officers against certain liabilities.

Board of Directors Committees

We are a limited liability company. In our case, the ultimate function of a board of directors is fulfilled by the board of directors of ASC Management, Inc., which is the managing general partner of ASLP, our ultimate parent.

Audit Committee.    The audit committee of the board of directors of ASC Management, Inc. consists of Messrs. Perekslis, Pollack, Fluke and Crow. Mr. Fluke serves as our audit committee financial expert. The audit committee has the following responsibilities:

•	recommending the engagement of independent accountants to audit our financial statements;

•	discussing the scope and results of the audit with our independent accountants;

•	reviewing the functions of our management and our independent accountants pertaining to our statements; and

•	performing such other related duties and functions as are deemed appropriate by the audit committee and the board of directors.

Compensation Committee.    The compensation committee consists of Messrs. Perekslis, Crow and Majoros. The compensation committee has the following responsibilities:

•	assisting the Board in fulfilling its responsibilities relating to the design, administration and oversight of employee compensation programs and benefit plans;

•	discharging the Board’s duties relating to compensation of our directors and executive officers; and

•	reviewing the performance of our Chief Executive Officer.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to our Chief Executive Officer, Chief Financial Officer, controller and other financial leaders, as well as to our employees generally, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. This code is publicly available on our website at www. americanseafoods.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our Chief Executive Officer, Chief Financial Officer, or controller, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or on Form 8-K filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

The following table sets forth information concerning the compensation of the Chief Executive Officer and each of the four most highly compensated executive officers of the operating subsidiaries of ASG during each of the last three fiscal years.

Summary Compensation Table

	Annual Compensation(1)			Long Term Compensation Awards Securities Underlying Options/SARs(3)		All Other Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus(2)
Bernt O. Bodal	2004	$420,000	$1,062,031	—		$18,687	(4)
Chairman and Chief Executive Officer	2003	400,000	680	—		16,562
	2002	392,708	342,741	75,067	(5)	16,555

Michael J. Hyde(15)	2004	$357,000	$268,512	—		$69,446	(6)
President of American Seafoods Company LLC	2003 2002	340,000 335,625	680 291,540	— 15,666	(7)	78,470 73,572

Jeffrey Davis(14)	2004	$379,936	$253,445	—		$13,780	(8)
Chief Operating Officer	2003	340,000	680	—		11,385
	2002	335,624	291,540	27,900	(9)	6,061

Brad Bodenman	2004	$250,000	$459,679	—		$8,323	(10)
Chief Financial Officer and Treasurer	2003	185,000	680	—		4,940
	2002	146,459	126,148	5,550	(11)	239

Amy Humphreys	2004	$175,000	$209,707	—		$7,946	(12)
Vice President of Finance and Corporate Development	2003 2002	156,923 129,134	680 93,335	— 3,434	(13)	6,544 5,350

(1)	Includes amounts deferred under the American Seafoods Group Deferred Compensation Plan. The American Seafoods Group Deferred Compensation Plan also provides for a company match of $0.25 for each dollar deferred (up to a maximum of 15% of compensation) (for amounts, see “All Other Compensation” column).
(2)	Except for a holiday payment of $680, in 2003, no management bonuses were paid in accordance with our employment agreements and our general bonus policy, which does not require the payment of bonuses based on financial performance for any year in which there is or would be a violation of a covenant under our credit agreement. But for the elimination of these bonuses in 2003, we would have been in violation of our leverage covenant under our credit agreement. Amounts for 2004 include $840,801 paid to Mr. Bodal, $80,466 paid to Mr. Hyde, $253,445 paid to Mr. Davis and $16, 093 paid to Ms. Humphreys related to the distribution on unvested options made in connection with the Senior Discount Note offering.
(3)	As of the date of this annual report, ASLP held 99.4% of the beneficial interests in Holdings and had 898,966 units outstanding.
(4)	Includes a company match under the American Seafoods Group Deferred Compensation Plan of $11,719, $2,125 for life insurance premiums related to the American Seafoods Group Deferred Compensation Plan and $2,500 for life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.
(5)	Includes a grant under the Unit Option Plan of 8,250 Series E options and 66,817 repriced options.
(6)	Includes a payment under an agreement which provides that the company shall continue making annual $50,000 payments through 2005, a company match under the American Seafoods Group Deferred Compensation Plan of $14,731, $1,750 for life insurance premiums related to the American Seafoods Group Deferred Compensation Plan and $2,965 for life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.
(7)	Includes a grant under the Unit Option Plan of 6,000 Series E options and 9,666 repriced options.
(8)	Includes a company match under the American Seafoods Group Deferred Compensation Plan of $3,588, $9,125 for life insurance premiums related to the American Seafoods Group Deferred Compensation Plan and $1,067 for life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.
(9)	Includes a grant of 6,000 Series E options under the Unit Option Plan and 21,900 repriced options.
(10)	Includes a company match under the American Seafoods Group Deferred Compensation Plan of $5,459, $1,130 for life insurance premiums related to the American Seafoods Group Deferred Compensation Plan and $1,733 for life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.
(11)	Includes grants under the Unit Option Plan of 1,850 Series A options; 1,850 Series E options; and 1,850 Series F options.

(12)	Includes a company match under the American Seafoods Group Deferred Compensation Plan of $6,562, $380 for life insurance premiums related to the American Seafoods Group Deferred Compensation Plan and $1,004 for life insurance coverage provided pursuant to the American Seafoods Group Executive Life Insurance Plan.
(13)	Includes a grant of 1,500 Series E options under the Unit Option Plan and 1,934 repriced options.
(14)	Mr. Davis resigned as the Chief Operating Officer of American Seafoods Group effective December 31, 2004 and joined our Board of Directors in February 2005.
(15)	Pursuant to the terms of a separation agreement dated February 15, 2005, Mr. Hyde will resign from the Company effective March 31, 2005.

Aggregated Option Exercises and Fiscal Year-End Option Value

The following table sets forth certain information regarding options in ASLP held by the named executive officers at December 31, 2004.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY End			Value of Unexercised In-the-Money Options at FY End
			Exercisable	Unexercisable		Exercisable	Unexercisable
Bernt O. Bodal	66,434	$16,289,938	—	14,948		—	$1,161,293
Jeffrey Davis	20,744	4,846,377	—	—	(1)	—	—
Michael J. Hyde	7,305	1,395,916	—	5,361	(2)	—	134,651
Brad Bodenman	2,305	142,349	—	3,245		—	19,416
Amy Humphreys	1,536	284,619	—	1,298		—	6,769

(1)	In connection with his resignation, all of Mr. Davis’s outstanding options were terminated as of December 31, 2004.
(2)	Pursuant to the terms of a separation agreement dated February 15, 2005, Mr. Hyde will resign from the Company effective March 31, 2005.

Option Plan

ASLP adopted a Unit Option Plan on January 28, 2000, which was amended and restated effective December 16, 2002. Options to acquire units in ASLP were granted under the plan to officers and certain key employees. The purpose of the Unit Option Plan was to promote the success of ASLP and the interests of its partners by attracting, motivating, retaining and rewarding eligible participants.

The ASLP Unit Option Plan has been administered by the entire board of directors of ASC Management, Inc. The board has selected eligible participants for participation in the Unit Option Plan and determined the number of partnership units subject to each option granted thereunder, the exercise price of such option, the time and condition of exercise of such option and all other terms and conditions of such option, including the form of the option agreement setting forth the terms and conditions of such option.

We may in the future adopt a long-term incentive plan to provide incentive compensation for any new members of management or to supplant the existing options once they have been exercised or have lapsed.

Employment Agreements

Each of Bernt O. Bodal, Michael Hyde and Brad Bodenman has an employment agreement with ASLP and ASG. The employment agreements expire in 2005, and are subject to automatic extensions for succeeding terms of one year each unless terminated by delivery of notice by either party in accordance with the terms of the contract. Pursuant to these contracts, each executive may receive, in addition to his base salary, a discretionary and nondiscretionary bonus. Any discretionary bonus will be determined by the board of directors of ASLP in its sole discretion. The nondiscretionary bonus will be awarded if the Adjusted EBITDA of ASLP exceeds certain targets, but the nondiscretionary bonuses will not be payable if, at the time of payment or at any time during the year of measurement, we are in default under any credit agreement relating to indebtedness for borrowed money.

If we terminate any of these executives’ employment with cause or if any of these executives terminates his employment without good reason, the executive is entitled only to payment of his unpaid base salary for the period prior to termination. If an executive’s employment terminates because of his death, or we terminate the executive’s employment upon his disability, then the executive is entitled to his unpaid salary and a pro-rated share of the nondiscretionary portion of the bonus to which he would otherwise have been entitled in respect of the year during which termination occurred. If we terminate an executive’s employment for any other reason or if the executive terminates for good reason, he is entitled to all of the amounts referred to in the preceding sentence, as well as severance compensation equal to the amount of his actual aggregate base salary for the 12 month period immediately prior to such termination payable over a 24 month period.

Pursuant to the terms of a separation agreement dated February 15, 2005, Mr. Hyde agreed to resign from his employment with ASG effective March 31, 2005. Under the terms of the agreement, Mr. Hyde will enter into a consulting agreement with ASG pursuant to which he will receive monthly payments of $25,000. The separation agreement further provides for payment to Mr. Hyde of his 2004 bonus, the continuation of his right to receive an additional $50,000 payment in 2005, vesting of his outstanding Series C options and the continuation of his outstanding Series E options during the term of the consulting agreement.

Board of Directors Compensation

The members of the board of directors of ASC Management, Inc., other than Mssrs. Fluke and Davis, do not receive any compensation for serving as directors. Mssrs. Fluke and Davis each receive $12,500 per quarter as compensation for serving as directors.

Compensation Committee Interlocks and Insider Participation

On October 29, 2002, the board of directors of ASC Management, Inc. established a compensation committee comprised of three members: Scott Perekslis, Morgen Crow and George L. Majoros, Jr. The members of the compensation committee do not receive any compensation for their services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and accompanying footnotes provide information regarding the indirect beneficial ownership of equity interests in ASG as of January 18, 2005. The persons listed below include: (i) each person known to us to beneficially own 5% or more of the equity interests in ASLP, ASG’s indirect parent; (ii) each named executive officer of ASG; (iii) each director of ASC Management, Inc., the managing general partner of ASLP; and (iv) all executive officers and directors as a group.

The persons listed on the following table directly and indirectly, through the ownership of limited partnership units of ASLP, own membership interests in American Seafoods Holdings LLC (“Holdings”). ASLP, Webjorn Eikrem and Bernt O. Bodal each directly owns 99.4%, 0.4% and 0.2%, respectively, of the interests of Holdings. However, the unit information has been adjusted to treat Mr. Bodal’s and Mr. Eikrem’s direct ownership interests in Holdings as if they were interests in units of ASLP, which is the managing member of Holdings. Holdings directly owns 100% of American Seafoods Consolidated LLC, which, in turn, owns directly approximately 90% and indirectly owns the remaining interests in ASG Consolidated. ASG Consolidated owns directly 100% of ASG.

The general partner of ASLP is an affiliate of Centre Partners, and Centre Partners has the right to designate a majority of the members of ASLP’s board of directors. Accordingly, Centre Partners has broad authority to conduct our business and control our company. Centre Partners and other holders of ASLP limited partnership units entered into a Securityholders Agreement, dated January 28, 2000, as amended, which governs several aspects of the relationship among the holders of ASLP limited partnership units. See “ Item 13—Certain Relationships and Related Transactions—ASLP Securityholders Agreement.”

The information in the table set forth below reflects outstanding options that are exercisable within 60 days of January 18, 2005.

Name of Beneficial Holder(1)	Number of ASLP Units(2)	Percentage of ASLP Units(3)
Centre Partners(4)	200,502	22.5%
Coastal Villages(5)	315,801	35.4%
Bernt O. Bodal(6)	208,230	23.4%
Michael J. Hyde	11,525	1.3%
Brad Bodenman	3,722	*
Amy Humphreys	6,088	*
Morgen Crow(7)	—	—
Jeffrey Davis	42,877	4.8%
John Fluke	—	—
Michael Magerman(8)	—	—
George L. Majoros, Jr.(9)	—	—
Scott Perekslis(8)	—	—
Lester Pollack(8)	—	—
William Tisher(10)	—	—
Eric Wilmes(8)	—	—
All directors and executive officers as a group (17 persons)	293,472	32.8%

*	Less than 1%
(1)	Unless otherwise indicated below, the persons named in the table above have sole voting and investment power with respect to the number of securities set forth opposite their names.
(2)	Includes the following interests subject to options to purchase units, which are currently exercisable or will become exercisable as of January 18, 2005: all directors and executive officers as a group—2,748 units and 835 of Mr. Hyde’s options that will vest on April 1, 2005.
(3)	Applicable percentage ownership is based on 891,692 units outstanding as of January 18, 2005 plus, in the case of each holder, any presently exercisable options held by such holder and options that will become exercisable within 60 days of January 18, 2005.
(4)	Consists of: (a) 153,181 units of ASLP owned of record by Centre Capital Investors III, L.P. (“Investors III”), (b) 18,534 units of ASLP owned of record by Centre Partners III Tax Exempt Holdings (“CPIII”), (c) 19,195 units of ASLP owned of record by ASC Offshore Holding Corporation (“Holdings Corp.”), (d) 1,120 units of ASLP owned of record by Centre Capital Individual Investors III, L.P. (“Individual III”), (e) 8,371 units of ASLP owned of record by Centre Capital Partners Coinvestment III, L.P. (“Coinvestment III”), and (f) 100 units of ASLP owned of record by ASC Management, Inc. Investors III, Individual III and Coinvestment III are limited partnerships, of which the general partner of each is Centre Partners III, L.P.
(5)	Includes an aggregate of 23,706 units of ASLP beneficially owned by Coastal Villages through its purchase of an interest in CPIII and Holdings Corp. Coastal Villages is shown as the beneficial owner of its proportionate share of the units held by CPIII and Holdings Corp. because Coastal Villages can vote the units on certain important matters and CPIII and Holdings Corp. are special purpose entities formed solely to hold ASLP units.
(6)	Includes an aggregate of 13,873 units of ASLP beneficially owned by Mr. Bodal through his purchase of an interest in CPIII. Mr. Bodal is shown as the beneficial owner of his proportionate share of the units held by CPIII because Mr. Bodal can vote units on certain important matters and CPIII is a special purpose entity formed solely to hold units of ASLP. Also includes 1,621 units representing a deemed conversion of Mr. Bodal’s direct ownership interest in American Seafoods Holdings LLC, a subsidiary of ASLP.
(7)	Mr. Crow is a director of Coastal Villages Region Fund, the parent of Coastal Villages Pollock LLC, and as such may be deemed to beneficially own and share the power to vote or dispose of the units held by Coastal Villages Pollock LLC. Mr. Crow disclaims beneficial ownership of such units.

(8)	Scott Perekslis and Lester Pollack are Managing Directors and Michael Magerman and Eric Wilmes are Directors of Centre Partners and as such may be deemed to beneficially own and share the power to vote or dispose of the units held by Investors III, Individual III and Coinvestment III. Messrs. Perekslis, Pollack, Magerman and Wilmes disclaim beneficial ownership of such units.
(9)	Mr. Majoros is President and Chief Operating Officer of Wasserstein & Co., L.P. and as such may be deemed to beneficially own and share the power to vote or dispose of the interests held by the U.S. Equity Partners Funds. Mr. Majoros disclaims beneficial ownership of such interests.
(10)	Mr. Tisher is the Director of Finance at Coastal Villages Region Fund, the parent of Coastal Villages Pollock LLC, and as such may be deemed to beneficially own and share the power to vote or dispose of the units held by Coastal Villages Pollock LLC. Mr. Tisher disclaims beneficial ownership of such units.

The addresses of the beneficial owners shown in the table above who are beneficial owners of five percent or more of our membership interests are as follows: Centre Partners Management LLC, 30 Rockefeller Plaza, Suite 5050, New York, New York 10020; Coastal Villages Pollock LLC, 711 H Street, Suite 200, Anchorage, Alaska 99501; Bernt O. Bodal, American Seafoods Group LLC, Market Place Tower, 2025 First Avenue, Suite 1200, Seattle, Washington 98121.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2004 concerning compensation plans previously approved by securityholders and not previously approved by securityholders. A description of the material features of the unit option plan may be found in “Item 8—Financial Statements and Supplementary Data” as well as in “Item 11—Executive Compensation”.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	50,893	$95.92	11,151
Total	50,893	$95.92	11,151

Item 13.	Certain Relationships and Related Transactions

ASLP Securityholders Agreement

The holders of options and units in ASLP are party to a Securityholders Agreement that was originally entered into on January 28, 2000 and that has been amended from time to time. As in effect on the date of this annual report, the ASLP Securityholders Agreement imposes restrictions on transfers of securities in ASLP, provides “first offer,” “tag-along” and “drag along” rights with respect to certain transfers of ASLP securities and deals with certain other governance matters. In addition, the ASLP Securityholders Agreement contains provisions specifying the composition of the board of directors of ASC Management, Inc., the general partner of ASLP. Under those provisions, Centre Partners currently has the right to elect a majority of that board.

The ASLP Securityholders Agreement further provides that our board of directors will initially consist of nine directors and that for so long as Centre Partners and entities controlled by Centre Partners hold at least 200,000 ASLP partnership units, Centre Partners will have the right to designate to the board of ASC

Management, Inc. five members (or such larger number of members as shall constitute a majority of the Board). If certain other thresholds continue to be met, Coastal Villages and Bernt O. Bodal will continue to have the right to designate a maximum of two and one members, respectively, to the board of ASC Management, Inc.

Agreement Relating to Coastal Villages

We are party to an agreement with Coastal Villages, a substantial equityholder of our company, pursuant to which Coastal Villages has granted us a license to harvest and process the entire portion of the total allowable catch allocated to it under the Alaska Community Development Quota program through the 2005 pollock season. Pursuant to this agreement, we paid to Coastal Villages $11.6 million in 2004 based on tons harvested. Coastal Villages’ quota for the 2004 season represented 2.4% of the total allowable catch. Under the agreement, we are also committed to certain job training and community development initiatives for the benefit of Coastal Villages’ member communities. Coastal Villages is our largest supplier of community development quota. The agreement with Coastal Villages is scheduled to terminate on December 31, 2005. See “Item 1—Business—Risk Factors—Risks Relating to Our Industry and Its Regulations—Our business could be materially affected if the community development quota we purchase is significantly reduced or eliminated or offered to us at prices we consider unreasonable.”

In 2004, in connection with our cancelled IDS offering and the initial placement of the Senior Discount Notes by ASG Consolidated, we paid an aggregate of approximately $1.0 million in travel, legal and other expenses to Coastal Villages.

Transactions and Agreements Relating to Our Management

Loans

In July 2002, ASG loaned $6.0 million to Mr. Bodal to finance a purchase of equity interests in ASLP. The loan bore interest at prime plus 0.5%, reset each January 1, April 1, July 1, and October 1. Payment was required to be made from the proceeds, net of applicable taxes, of any and all dividends and distributions with respect to the obligor’s ASLP interests in connection with a public liquidity event or exercise of management options, whether currently owned or subsequently purchased, and 25% of the gross amount of any annual bonus paid, with any remaining balance due in 2012. The underlying loans were recourse to the assets of the obligor, except that the recourse to assets other than ownership interests was eliminated in certain circumstances if the value of the underlying security becomes greater than four times the loan balance. All of the obligor’s interest in ASLP was pledged as collateral on the loan. In connection with the offering of ASG Consolidated’s Senior Discount Notes in October 2004, Mr. Bodal paid his loan in full.

Corporate Insurance Policies

We purchase corporate insurance policies from ABD Seattle-Sullivan & Curtis, or ABD, an insurance brokerage company in which Mr. Trond R. Bodal is the President. Mr. Trond R. Bodal is the brother of Bernt O. Bodal, our Chairman and Chief Executive Officer. We paid ABD approximately $6.5 million in 2004. No amounts were paid directly to Mr. Trond R. Bodal with respect to these insurance policies. We believe that the terms of the insurance policies we have obtained from ABD are no less favorable to us than those that would have been obtained from another insurance company.

Aircraft Charters

On December 31, 2002, ASLP leased an aircraft on a long term basis from a third party lender. In connection with that lease, Mr. Bodal agreed to indemnify and hold harmless ASLP from costs and losses associated with the extent to which that long-term lease is at a notional cost or value in excess of $5.7 million. Also on December 31, 2002, we entered into a month to month lease arrangement with ASLP for use of the aircraft. In December 2004, we entered into a month-to-month charter arrangement with ASLP for the use of an additional aircraft. Our monthly lease payment to ASLP under this arrangement is $159,000. Our lease expense to ASLP under these arrangements was $878,000 in 2004.

In March 2005, Bumblebee Seafoods LLC, a company in which Centre Partners, an investor which controls our board of directors, owns an interest, agreed to a two-year, non-exclusive charter of the aircraft from us pursuant to which it will pay a monthly fee of $37,500 and an hourly operating fee of $1,533.

Mssrs. Bodal, Perekslis and Bodenman and Centre Partners have entered into time sharing agreements with us pursuant to which they can lease the new aircraft on an hourly basis at a rate that is slightly above ASG’s direct and incremental operating costs.

Guarantees of Corporate Debt

In December 2004, Mssrs. Bodal and Davis agreed to contribute to the capital of ASLP, our ultimate parent, $20.0 million and $2.8 million, respectively, in the event that we defaulted in the payment of any principal or interest due under our Credit Agreement. ASLP, in turn, agreed to “push down” such capital contributions to us. The contribution agreement will remain in effect until the earlier of the repayment of all of the outstanding principal and interest owing under our Credit Agreement or January 16, 2006.

Consulting Agreements

In December 2004, we entered into a consulting agreement with Jeffrey Davis, a member of our Board of Directors since February 2005. Under the terms of the consulting agreement, we will pay Mr. Davis $175,000 per year for consulting services. The agreement has a term of one year and is renewable for successive one year terms.

In February 2005, we entered into a separation agreement with Michael Hyde, President of American Seafoods Company LLC. Under the terms of the agreement, Mr. Hyde agreed to resign from his employment effective March 31, 2005 and to enter into consulting agreement with us pursuant to which he will receive monthly payments of $25,000. The consulting agreement has a term of one year but will automatically renew for successive one year terms unless notice is given prior to 180 days before the end of each term. The separation agreement further provides for payment to Mr. Hyde of his 2004 bonus, the continuation of his right to receive an additional $50,000 in 2005 pursuant to that Employment Termination Agreement entered into as of March 31, 2000 by and among ASG, American Seafoods Company and Mr. Hyde, vesting of his Series C options and the continuation of his Series E options during the term of the consulting agreement.

Certain Payments Relating to Financing Activities

In October 2004, the net proceeds of ASG Consolidated’s Senior Discount Note offering were distributed to our indirect parent, American Seafoods Holdings LLC, which used approximately $32.7 million and $5.5. million to repurchase its outstanding redeemable preferred equity units and repay its indebtedness, respectively, held by U.S. Equity Partners. Mr. Majoros, one of our directors, is President and Chief Operating Officer of Wasserstein & Co., L.P., the manager of the U.S. Equity Partners funds. The balance of the net proceeds of approximately $78.8 million was distributed to our ultimate equity holders.

Item 14.    Principal Accountant Fees and Services

The following table sets forth the aggregate fees by our independent auditors, KPMG LLP, for the years ended December 31, 2003 and 2004 (in thousands).

	2003	2004
Audit fees	$1,987	$1,571
Audit related fees	17	—
Tax fees	1,317	1,292

	$3,321	$2,863

In the table above, pursuant to their definitions under the applicable regulations of the Securities and Exchange Commission, “audit fees” are fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our quarterly reports on Form 10-Q, for services that are normally provided by the accountant in connection with regulatory filings or engagements including services provided in connection with the filing of registration statements for the sale of our securities with the Securities and Exchange Commission, for accounting consultations, and for audits in connection with acquisitions; “audit related fees” are fees for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements, and primarily include due diligence services provided in connection with acquisitions; “tax fees” are fees for tax compliance, tax advice and tax planning. In addition to the fees included in the table above, KPMG LLP provided other services to Holdings and ASLP in the form of tax and accounting consultation services in the aggregate amount of approximately $231,000 in 2003 and $15,000 in 2004.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules:

(1) Index to Financial Statements

(2) Index to Financial Statement Schedules.

Schedules have been omitted because they are not applicable or are not required or the information required to be set forth in schedules is included in the consolidated financial statements or related notes.

(3) Exhibits.

Number	Description

3.1	Certificate of Formation of American Seafoods Group LLC.(1)

3.2	Third Amended and Restated Limited Liability Company Agreement of American Seafoods Group LLC.(1)

4.1	Indenture, dated as of April 18, 2002, among American Seafoods Group LLC, American Seafoods, Inc., the Guarantors listed on Schedule A thereto and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 10 1/8% Senior Subordinated Notes due 2010.(1)

4.2	Supplemental Indenture, dated as of December 16, 2002, among Southern Pride Catfish LLC, a subsidiary of American Seafoods Group LLC (or its permitted successor) (the “Company”), the Company, American Seafoods Finance, Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank Minnesota, National Association, as trustee.(4)

4.3	Supplemental Indenture, dated as of December 16, 2002, among Southern Pride Catfish Trucking Inc., American Seafoods Group LLC (the “Company”), the Company, American Seafoods Finance, Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank Minnesota, National Association, as trustee.(4)

4.4	Third Supplemental Indenture, dated September 26, 2003, among American Seafoods Group LLC, American Seafoods Finance, Inc., the Guarantors listed on Schedule A thereto and Wells Fargo Bank Minnesota, National Association, as trustee.(6)

10.1	Pollock Conservation Cooperative Agreement, dated December 1998, granting American Seafoods Company the right to harvest and process 16.57% of the directed pollock catch.(1)

10.2	High Seas Catchers’ Cooperative Agreement, dated December 1998, granting American Seafoods Company the right to harvest 0.31% of the directed pollock catch.(1)

10.3	Employment Agreement, dated January 28, 2000, by and among American Seafoods, L.P., American Seafoods Group LLC and Bernt Bodal.(2)

10.4	Employment Agreement, dated April 1, 2000, by and among American Seafoods, L.P., American Seafoods Group LLC and Michael J. Hyde.(2)

Number	Description

10.5	Employment Termination Agreement entered into as of March 31, 2000 by and between American Seafoods Group LLC, American Seafoods Company and Michael J. Hyde.(5)

10.6	Employment Agreement, dated January 28, 2000, by and among American Seafoods, L.P., American Seafoods Company LLC and Inge Andreassen.(2)

10.7	Employment Agreement, dated March 18, 2002, by and between American Seafoods Group LLC and Brad Bodenman.(3)

10.8	Employment Agreement, dated August 9, 2004, by and between American Seafoods, L.P., American Seafoods Group LLC and Matthew D. Latimer.(7)

10.9	Employment Agreement, dated April 8, 2002, by and between American Seafoods, L.P., American Seafoods International LLC and John Cummings.(3)

10.10	Employment Separation Agreement, dated February 15, 2005, by and between American Seafoods, L.P., American Seafoods Group LLC and Michael J. Hyde.*

10.11	Consulting Agreement, dated January 1, 2005, by and between American Seafoods Group LLC and Southern Group, LLC.*

10.12	Amendment No. 1, dated as of March 29, 2005, to the Employment Agreement, dated as of January 28, 2000, among American Seafoods, L.P., American Seafoods Group LLC and Bernt O. Bodal.*

10.13	Amendment No. 1, dated as of March 29, 2005, to the Employment Agreement, dated as of March 18, 2002, between American Seafoods Group LLC and Brad Bodenman.*

10.14	Amended and Restated Credit Agreement, dated as of April 18, 2002, by and among American Seafoods Holdings LLC, American Seafoods Consolidated LLC, American Seafoods Group LLC, the banks and other financial institutions from time to time party thereto, Harris Trust and Savings Bank, as Documentation Agent, the Bank of Nova Scotia, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Issuing Lender and Swingline Lender.(1)

10.15	Second Amended and Restated Credit Agreement, dated as of December 16, 2002, by and among American Seafoods Holdings LLC, American Seafoods Consolidated LLC, American Seafoods Group LLC, Harris Trust and Savings Bank, as Documentation Agent, The Bank of Nova Scotia, as Syndication Agent, and Bank of American Na.A. as Administrative Agent, Issuing Lender and Swingline Lender.(4)

10.16	First Amendment to Second Amendment to Second Amended and Restated Credit Agreement, dated as of January 15, 2004, by and among American Seafoods Holdings LLC, American Seafoods Consolidated LLC, American Seafoods Group LLC, Harris Trust and Savings Bank, as Documentation Agent, The Bank of Nova Scotia, as Syndication Agent, and Bank of American, Na.A. as Administrative Agent, Issuing Lender and Swingline Lender.(8)

10.17	Second Amendment to Second Amended and Restated Credit Agreement, dated as of September 29, 2004, by and among American Seafoods Holdings LLC, American Seafoods Consolidated LLC, American Seafoods Group LLC, Harris Trust and Savings Bank, as Documentation Agent, The Bank of Nova Scotia, as Syndication Agent, and Bank of American, Na.A. as Administrative Agent, Issuing Lender and Swingline Lender.(7)

18.1	Letter from KPMG LLP regarding change in accounting principles.*

21.1	List of subsidiaries of American Seafoods Group LLC.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Number	Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Included as an exhibit to the Company’s Registration Statement on Form S-4 (Registration No. 333-90436) filed with the Securities and Exchange Commission on October 15, 2002 and included herein by reference.
(2)	Included as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-904536) filed with the Securities and Exchange Commission on July 26, 2002 and included herein by reference.
(3)	Included as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-904536) filed with the Securities and Exchange Commission on September 12, 2002 and included herein by reference.
(4)	Included as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2002 and included herein by reference.
(5)	Included as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 and included herein by reference.
(6)	Included as an exhibit to American Seafoods Corporation’s Registration Statement on Form S-1 (Registration No. 333-105499) filed with Securities and Exchange Commission on October 16, 2003 and included herein by reference.
(7)	Included as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 15, 2004 and included herein by reference.
(8)	Included as an exhibit to ASG Consolidated LLC’s Form S-4 (Registration No. 333-123636) filed with the Securities and Exchange Commission on March 29, 2005 and included herein by reference.

(b) Exhibits

The following exhibits are filed with this annual report:

10.10	Employment Separation Agreement, dated February 15, 2005, by and between American Seafoods, L.P., American Seafoods Group LLC and Michael J. Hyde.

10.11	Consulting Agreement, dated January 1, 2005, by and between American Seafoods Group LLC and Southern Group, LLC.

10.12	Amendment No. 1, dated as of March 29, 2005, to the Employment Agreement, dated as of January 28, 2000, among American Seafoods, L.P., American Seafoods Group LLC and Bernt O. Bodal.

10.13	Amendment No. 1, dated as of March 29, 2005, to the Employment Agreement, dated as of March 18, 2002, between American Seafoods Group LLC and Brad Bodenman.

18.1	Letter from KPMG LLP regarding change in accounting principles.

21.1	List of Subsidiaries of American Seafoods Group LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 30th day of March 2005.

AMERICAN SEAFOODS GROUP LLC

By:	/s/ BRAD BODENMAN
Brad Bodenman Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BERNT O. BODAL Bernt O. Bodal	Chairman and Chief Executive Officer, American Seafoods Group LLC, Director of ASC Management, Inc. (Principal Executive Officer)	March 30, 2005

/s/ BRAD BODENMAN Brad Bodenman	Chief Financial Officer, American Seafoods Group LLC (Principal Financial Officer and Principal Accounting Officer)	March 30, 2005

/s/ MORGEN CROW Morgen Crow	Director of ASC Management, Inc.	March 30, 2005

/s/ JOHN FLUKE John Fluke	Director of ASC Management, Inc.	March 30, 2005

/s/ MICHAEL MAGERMAN Michael Magerman	Director of ASC Management, Inc.	March 30, 2005

/s/ GEORGE MAJOROS George Majoros	Director of ASC Management, Inc.	March 30, 2005

/s/ SCOTT PEREKSLIS Scott Perekslis	Director of ASC Management, Inc.	March 30, 2005

/s/ LESTER POLLACK Lester Pollack	Director of ASC Management, Inc.	March 30, 2005

/s/ WILLIAM TISHER	Director of ASC Management, Inc.	March 30, 2005
William Tisher

/s/ ERIC WILMES Eric Wilmes	Director of ASC Management, Inc.	March 30, 2005

/s/ JEFFREY DAVIS Jeffrey Davis	Director of ASC Management, Inc.	March 30, 2005